Form 10-Q
period 1995-06-30
CAM DATA SYSTEMS INC
filed 1995-08-10
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended  JUNE 30, 1995

                                       OR

( )  Transition Report Pursuant to Section 13 or 15(d)
     of the Securities Exchange Act of 1934
     For the transition period from          to

Commission file number 0-16569

                             CAM DATA SYSTEMS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                          95-3866450

        (State or other jurisdiction                (IRS Employer
       of incorporation or organization)         Identification No.)

         17520 NEWHOPE STREET # 100                    92708
         FOUNTAIN VALLEY, CALIFORNIA

            (Address of principal                   (Zip code)
             executive offices)

                                 (714) 241-9241
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

As of June 30, 1995 there were 1,926,000 shares of common stock outstanding.

                             CAM DATA SYSTEMS, INC.
                                     INDEX

                                                                            Page
                                                                           Number
                                                                           ------
PART I  Financial Information

 Item 1 Condensed Financial Statements:

           Condensed Balance Sheets at June 30,
           1995 and September 30, 1994                                        3

           Condensed Statements of Operations for three
           months ended June 30, 1995 and 1994                                4

           Condensed Statements of Operations for nine
           months ended June 30, 1995 and 1994                                5

           Condensed Statements of Cash Flows for
           nine months ended June 30, 1995 and 1994                           6

           Notes to Condensed Financial Statements                           7-8

 Item 2 Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               9-10

PART II Other Information                                                    11

  Exhibit 11  Computation of Net Income Per Share                           12-13

                         PART I.  FINANCIAL INFORMATION
                             CAM DATA SYSTEMS, INC.
                            CONDENSED BALANCE SHEET

                                       JUNE 30     SEPTEMBER 30
                                         1995          1994
                                      ----------   ------------
                                      (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents           $1,946,900     $1,614,900
  Accounts receivable, net             2,139,800      1,892,400
  Inventory                              450,700        310,400
  Prepaid expenses                        64,200         83,400
                                      ----------     ----------
Total Current Assets                   4,601,600      3,901,100

Furniture and equipment, net             449,900        514,800
License agreement, capitalized
  software costs, and intangible
  assets, net                            516,800        752,800
Note receivable from officer              17,200         17,600
Other assets                              16,100         16,100
                                      ----------     ----------
                                      $5,601,600     $5,202,400
                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $  643,200     $  791,100
  Sales commissions payable              271,000        205,000
  Accrued installation costs             114,000        107,000
  Customer deposits                      198,200        183,000
  Other accrued liabilities              517,200        263,500
                                      ----------     ----------
Total Current Liabilities              1,743,600      1,549,600

Stockholders' equity:
 Common stock, $.001 par value,
   5,000,000 shares authorized,
   1,926,000 shares issued and
   outstanding (1,911,000 shares at
   September 30, 1994)                     1,900          1,900
 Paid-in capital in excess of par      3,793,200      3,785,700
 Less notes receivable for purchase
   of common stock                       (64,900)       (72,800)
 Retained earnings (deficit)             127,800        (62,000)
                                      ----------     ----------
 Total Stockholders' Equity            3,858,000      3,652,800
                                      ----------     ----------
                                      $5,601,600     $5,202,400
                                      ==========     ==========

See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                       -------------------------
                                         JUNE 30        JUNE 30
                                          1995           1994
                                       ----------     ----------
REVENUES:
  Net system revenues                  $3,118,700     $2,736,600
  Net service revenues                    685,200        616,900
                                       ----------     ----------
    Total net revenues                  3,803,900      3,353,500
COSTS AND EXPENSES:
  Costs of system revenues              1,455,400      1,280,500
  Costs of service revenues               415,500        498,800
                                       ----------     ----------
    Total costs of revenues             1,870,900      1,779,300
  Selling, general and
    administrative expenses             1,532,000      1,352,300
  Research and development expense        217,500        154,200
  Interest income                         (19,200)        (4,200)
                                       ----------     ----------
    Total costs and expenses            3,601,200      3,281,600
                                       ----------     ----------

Income before provision
   for income taxes                       202,700         71,900
Provision for income taxes                 25,000          4,000
                                       ----------     ----------

NET INCOME                             $  177,700     $   67,900
                                       ==========     ==========

Primary net income per share           $      .09     $      .03
                                       ==========     ==========

Fully-diluted net income per share     $      .09     $      .03
                                       ==========     ==========

Shares used in computing primary
  net income per share                  2,006,700      2,050,500
                                       ==========     ==========

Shares used in computing fully
  -diluted net income per share         2,006,700      2,055,500
                                       ==========     ==========


See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                          NINE MONTHS ENDED
                                     --------------------------
                                       JUNE 30         JUNE 30
                                         1995           1994
                                     -----------     ----------
REVENUES:
   Net system revenues               $ 8,702,500     $7,922,900
   Net service revenues                2,025,800      1,823,600
                                     -----------     ----------
      Total net revenues              10,728,300      9,746,500
COSTS AND EXPENSES:
   Costs of system revenues            4,106,400      3,764,500
   Costs of service revenues           1,363,500      1,445,100
                                     -----------     ----------
      Total costs of revenues          5,469,900      5,209,600
   Selling, general and
     administrative expenses           4,404,700      3,831,700
   Research and development expense      652,600        462,700
   Interest income                       (50,700)       (10,700)
                                     -----------     ----------
      Total costs and expenses        10,476,500      9,493,300
                                     -----------     ----------

Income before provision
  for income taxes                       251,800        253,200
Provision for income taxes                62,000         30,000
                                     -----------     ----------

NET INCOME                           $   189,800     $  223,200
                                     ===========     ==========

Primary net income per share         $       .10     $      .11
                                     ===========     ==========

Fully-diluted net income per share   $       .09     $      .11
                                     ===========     ==========

Shares used in computing primary
  net income per share                 1,990,200      1,994,900
                                     ===========     ==========

Shares used in computing fully
  -diluted net income per share        2,006,700      2,055,500
                                     ===========     ==========




See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                     -------------------------
                                                       JUNE 30       JUNE 30
                                                         1995          1994
                                                     ----------    -----------
Cash provided by operations:
  Net income                                         $  189,800    $   223,200
  Adjustments to reconcile net
   income to net cash provided
   by operations:
    Depreciation and amortization                       442,700        434,900
    Provision for doubtful accounts                      10,000         20,000
    Other                                                 8,300         37,200
    Net change in operating assets
     and liabilities                                   (184,700)      (362,600)
                                                     ----------     ----------
Net cash provided by operations                         466,100        352,700
                                                     ----------     ----------

Cash used in investing activities:
    Purchase of furniture & equipment                  (136,500)      (308,000)
    Capitalized software costs                           (5,100)       (27,700)
                                                     ----------     ----------
Cash used in investing activities                      (141,600)      (335,700)
                                                     ----------     ----------

Cash provided by financing activities:
    Proceeds from exercise of stock options               7,500         40,500
                                                     ----------     ----------
Cash provided by financing activities                     7,500         40,500
                                                     ----------     ----------
Net increase in cash                                    332,000         57,500
Cash and cash equivalents at
 beginning of period                                  1,614,900      1,003,600
                                                     ----------     ----------
Cash and cash equivalents at
 end of period                                       $1,946,900     $1,061,100
                                                     ==========     ==========





See notes to financial statements

                             CAM DATA SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  PRESENTATION OF CONDENSED FINANCIAL STATEMENTS
    The balance sheet as of June 30, 1995, and the related statements of operations for the three and nine month periods ended June 30, 1995 and 1994, and statements of cash flows for the nine month periods ended June 30, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1994.

INVENTORY
    Inventory is stated at the lower of cost determined on a first-in, first-out basis, or net realizable value, and is composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company's products.

STATEMENTS OF CASH FLOWS
    Net changes in operating assets and liabilities as shown in the condensed statements of cash flows are as follows:

                                           NINE MONTHS ENDED
                                        -----------------------
                                         JUNE 30       JUNE 30
                                           1995          1994
                                        ---------     ---------
(Increase) decrease in:
    Accounts receivable                 $(257,400)    $(331,700)
    Inventory                            (140,300)     (142,600)
    Prepaid expenses                       19,200       (28,800)
    Other assets                             --          (8,300)
Increase (decrease) in:
    Accounts payable                     (147,900)      132,800
    Sales commission payable               66,000       (10,000)
    Accrued installation costs              7,000       (10,000)
    Customer deposits                      15,000       102,800
    Accrued liabilities                   253,700       (66,800)
                                        ---------     ---------
Net change in operating assets
    and liabilities                     $(184,700)    $(362,600)
                                        =========     =========

Income taxes paid for the nine months ended June 30, 1995 and 1994 were $14,900 and $4,600, respectively. There was no interest expense paid in the first nine months of 1995 or 1994.

                             CAM DATA SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


2.  LICENSE AGREEMENT, CAPITALIZED SOFTWARE COSTS, AND INTANGIBLE ASSETS

    The Company capitalizes costs incurred to develop new marketable software and enhance the acquired systems software. Costs incurred in creating the Company's software are charged to expense when incurred as research and development until technological feasibility has been established through the development of a detailed program design. Once technological feasibility has been established, software production costs are capitalized and reported at the lower of amortized cost or net realizable value.

    License agreements, capitalized software costs, and intangible assets are amortized on the straight-line method over estimated useful lives ranging from three to five years. The assets are stated at cost and consist of the following:

                                 JUNE 30    SEPTEMBER 30
                                   1995         1994
--------------------------------------------------------
License agreement               $  200,000   $  200,000
Capitalized software costs       1,670,000    1,664,900
Other intangible assets            168,000      168,000
                                ----------   ----------
                                 2,038,000    2,032,900
Less accumulated amortization    1,521,200    1,280,100
                                ----------   ----------
                                $  516,800   $  752,800
--------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED JUNE 30, 1995, AS COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1994

                NINE MONTHS ENDED JUNE 30, 1995, AS COMPARED TO
                        NINE MONTHS ENDED JUNE 30, 1994

RESULTS OF OPERATIONS

NET REVENUES for the three months ended June 30, 1995 increased 13% to $3,803,900 consisting of a 14% increase in system revenues, and a 11% increase in service revenues compared to the three months ended June 30, 1994. Net revenues for the nine months ended June 30, 1995 increased 10% to $10,728,300 consisting of a 10% increase in system revenues, and a 11% increase in service revenues compared to the nine months ended June 30, 1994. The increase in system revenues for the three and nine month periods ended June 30, 1995 was primarily a result of increased demand for the PROFIT$ software product. The increase in service revenues for the three and nine month periods ended June 30, 1995, was attributed to an increase in the installed customer base.

GROSS MARGIN for the three months ended June 30, 1995 was 51% compared to 47% for the three months ended June 30, 1994. Gross margin on system sales remained constant at 53% for the three months ended June 30, 1995, and 1994. Gross margin for the nine months ended June 30, 1995 was 49% compared to 47% for the nine months ended June 30, 1994. Gross margin on system sales was 53% for the nine months ended June 30, 1995, compared to 52% for the nine months ended June 30, 1994. The increase in gross margin for system revenues was due to less pricing discounting for both the CAM and PROFIT$ software products. Gross margin for service revenue was 39% for the three months ended June 30, 1995 compared to 19% for the same period of 1994. Gross margin for service revenue was 33% for the nine months ended June 30, 1995 compared to 21% for the nine months ended June 30, 1994. The margin increase in service revenue was due to the realignment of the labor force resulting in better efficiency, combined with service revenue increases related to a larger customer base.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues remained constant for the three month periods ended June 30, 1995 and 1994, at 40%. Selling, general and administrative expenses for the three months ended June 30, 1995 increased 13% to $1,532,000, from the three months ended June 30, 1994. Selling, general and administrative expenses expressed as a percentage of net revenues increased for the nine month period ended June 30, 1995 to 41%, compared to 39% for the nine month period ended June 30, 1994. Selling, general and administrative expenses for the nine months ended June 30, 1995 increased 15% to $4,404,700, from the nine months ended June 30, 1994.
The increase was due to an increase in personnel, sales commissions related to higher sales volume, and an increase in telephone expenses.

RESEARCH AND DEVELOPMENT EXPENSE increased 41% to $217,500 for the three month period ended June 30, 1995 from $154,200 for the three month period ended June 30, 1994. Research and development expense increased 41% to $652,600 for the nine month period ended June 30, 1995 from $462,700 for the nine month period ended June 30, 1994. The increase for both periods was related to the continued enhancement of the CAM and Profit$ software products.

INCOME TAXES The effective tax rate was 25% for the nine months ended
June 30, 1995 compared to 14% for the nine months ended June 30, 1994. The increase in the effective tax rate is due to the full utilization of net operating loss carryforwards for federal income tax purposes in fiscal 1994, offset in part by research and development tax credits utilized in 1995. The Company still has net operating loss carryforwards available to offset California state income taxes in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $1,946,900 on June 30, 1995 compared to $1,614,900 on September 30, 1994. The Company generated $466,100 of cash from operations, and utilized $136,500 for the purchase of fixed assets for the nine months ended June 30, 1995, compared to the generation of $352,700 from operations, and utilization of $308,000 for the purchase of fixed assets for the nine months ended June 30, 1994. The decrease in capital spending was due to a lower replacement rate and upgrade of existing computer equipment throughout the Company in fiscal 1995.

The Company has no significant commitments for expenditures other than the existing lease of its corporate and sales offices.

Management believes the Company's existing working capital coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for at least the following twelve months.

Inflation has had no significant impact on the Company's operations.

                             CAM DATA SYSTEMS, INC.


PART II - OTHER INFORMATION

Items 1 - 5                 Not Applicable

Item  6                     Exhibits and Reports on Form 8-K

  (A) Exhibits:

      Exhibit 11            Computation of Net Income Per Share

      Exhibit 27            Financial Data Schedule

  (B) Reports on Form 8-K   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CAM DATA SYSTEMS, INC. (Registrant)



Date: August 10, 1995             By /S/ Paul Caceres Jr.
                                     ---------------------
                                  Paul Caceres Jr.
                                  Chief Financial and
                                  Accounting Officer