Form 10-K
period 1995-09-30
CAM DATA SYSTEMS INC
filed 1995-12-20
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended September 30, 1995
                                       OR
            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from: __________ to __________

                       Commission file number :   0-16569

                             CAM DATA SYSTEMS, INC.
             (Exact name of registrant as specified in its Charter)


                 DELAWARE                                    95-3866450
       (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

           17520 NEWHOPE STREET
                SUITE 100
       FOUNTAIN VALLEY, CALIFORNIA                             92708
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:  (714) 241-9241

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                          Common Stock $.001 par value

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




                           (cover page 1 of 2 pages)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 12, 1995 was approximately $5,619,800. As of December 12, 1995, there were outstanding 1,931,000 shares of Common Stock of the Registrant, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Part II                     Annual Report to Stockholders for
                                     fiscal year ended September 30, 1995





                           (cover page 2 of 2 pages)

                                PART I

ITEM 1.  BUSINESS

General

THE COMPANY

   Cam Data Systems, Inc. (the "Company") was organized under the laws of the State of Delaware on April 29, 1987. On June 5, 1987, Cam Data Systems, Inc., a corporation organized on September 20, 1983 under the laws of the State of California was merged with and into the Company. The Company's principal business is to design, assemble, market, service, and support point of sale, order entry, inventory control, and accounting systems for small to medium size retailers. The Company earns revenues from the sale of its systems and monthly service fees charged to its customers under service agreements. Sales and service operations are located in California and Massachusetts while the Company's customers are located throughout the United States.

THE SYSTEMS

The Company offers two Turn Key Systems:

1. THE CAM SYSTEM - designed for hardgoods retailers whose inventory is reorderable in nature.

2. THE PROFIT$ SYSTEM - designed for Apparel and Shoe retailers whose inventory is seasonal in nature and color and size oriented.

         The Company's systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by hour, day and/or month. In addition, the Company's systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (cost, average cost and retail) and other reports. The systems can also provide accounting functions including accounts receivable, accounts payable, general ledger, and payroll functions.

         The Company's systems integrate IBM compatible computers, electronic and terminal style cash registers, hand held and table top bar code laser scanning equipment, terminal work stations, printers, and the Company's circuit boards and software. The Company is able to adapt its software to existing IBM compatible computer hardware. Each system is configured to meet the customer's particular needs and, as a result, the components included in each system, including the personal computer, printer, cash register and the Company's circuit boards and software, depend on the needs, the size and the industry type of the customer.

         The Company's software is derived from software originally designed and subsequently licensed to (or acquired by) the Company by Retail Solutions Inc. for the CAM system, and by MicroStrategies Inc. for the Profit$ system. The Company continues to make modifications and enhancements to the software.

         The Company provides an entire system to each customer on a "turn key" basis, in that the Company provides all of the hardware and the software as well as the installation of a system in the customer's premises. The CAM system is capable of linking up to 20 retail outlets per defined region and up to 20 regions. The Profit$ system is capable of linking up to 99 stores. In a multiple outlet system, the Company typically installs a single computer at each outlet that, through a modem system, communicates with a central computer at the customer's main accounting location. The central computer compiles all information from the other locations for processing and reporting.

         INVENTORY MANAGEMENT

         The Company believes that inventory control is the most important and time consuming task facing the management of retail outlets. The systems were designed by the Company to address the retailer's need for simpler and yet more accurate means of controlling a large and diverse inventory. All inventory information, once entered into the system, is updated for each sale that is transmitted from the cash register to the computer. The systems are able to provide the following managerial reports:

1.       POPULARITY RANKING.  The systems will report on the popularity of each item in the store by producing a report listing each item of inventory ranked according to the number of sales of each item. The report is generated automatically and can produce a list on daily, weekly, monthly, year-to-date and/or trailing 13 months of sales basis. The systems will also analyze the popularity data and indicate to the retailer which particular items of inventory are needed and which items are overstocked.

2. ZERO SALES REPORT. The systems provide a sales analysis on a monthly and year-to-date basis for inventory items for which no sales have been made. The analysis can be reported on a total sales basis or on a departmental or item level basis.

3. INVENTORY TABULATION AND VALUATION. The systems provide reports listing all inventory on hand, the valuation of such inventory on a cost and retail basis, the average cost of each item in inventory, and all items of inventory on order but not yet received.

4. AUTOMATIC PURCHASING. The systems provide a report listing all items that should be ordered based upon historical data stored in the system, including the number of items in inventory, the number on the shelf, the number on order and the minimum quantities required. The systems can also automatically provide a purchase order if desired.

5. PRICING. The systems are capable of producing price stickers in 20 customized label formats, assigning Uniform Purchase Code numbers and printing bar-codes directly upon the price labels for reading by laser scanners. In addition, if there is a price change, the systems will automatically update the pricing information and, if desired, print new pricing labels.

6. REPORTS. The systems permit the retailer to customize and produce reports and forms utilizing the data in the system in a format preferred by the retailer.

         ACCOUNTING MANAGEMENT

         The CAM system is capable of performing accounting functions through software available from the Company. The system can maintain accounts receivable, accounts payable and general ledgers and can maintain and perform all payroll functions including the printing of payroll checks. The Company markets Great Plains software to customers that want accounting functions for the Profit$ system.

SERVICE AND SUPPORT

         Customer service and support is a critical element in maintaining customer satisfaction. Each purchaser of a system, for an ongoing fee ranging from .75% to 1.2% per month of the initial purchase price of the system purchased, receives service and support from the Company. The service and support provided by the Company includes:

1. HARDWARE SERVICE. The Company's service representatives will service the computer hardware included in a system at the customer's location, and currently contracts with AT&T for on site service and repair. The representatives are trained to determine the source of the problem or malfunction in the hardware and, once determined, replace the defective component. The Company's on-site service representatives do not attempt to repair defective components. Defective components, after removal from the system, are either repaired at the Company's facility or sent to a manufacturer's authorized service center for repair

2. SOFTWARE SERVICE AND ENHANCEMENTS. Software service involves either the replacement or reinstallation of existing software. The Company, while not performing any customizing of its software for particular customers, is sensitive to comments from customers concerning the Company's software.

Such comments, together with planned revisions to the software, result in enhancements and improvements which are provided without additional cost to all customers on a service contract.

3. TRAINING. In order to assure a customer that he will be able to properly integrate the Company's system into his business, the Company provides training on the use and application of the system to each customer at the Company's in-house training facility during the ninety day warranty period. Customers located away from a CAM office, receive two on-site visits for initial installation and training. The amount of training required depends upon the knowledge and experience of the user plus the complexity of the business to which the system is being adapted. The data input into the system by a retailer is also dependent upon the complexity of the business plus the functions the user intends the system to perform.

4. PHONE ASSISTANCE. By having phone assistance available seven days a week, the Company enables a customer to obtain assistance whenever necessary.

MARKETING

         DIRECT SALES

         The Company markets its systems primarily through the Company's direct sales force consisting of seventeen salespersons, all of whom work exclusively for the Company. The Company's marketing efforts extend nationwide with offices in the states of California and Massachusetts. Each salesperson is assigned a specific geographical territory in which to offer the systems. Typically, the salesperson will telephone canvas an area, and in some cases make visits to retailers in the assigned territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by the Company to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, the Company is generally able to install an entire system within four to six weeks. The Company is paid directly by the customer or by third party leasing companies. Salespersons are compensated on the basis of a percentage of gross profit to the Company for each system sold.

         BROCHURES, TRADE SHOWS, AND ADVERTISING MEDIA

         The Company continues to increase awareness of its systems by advertising in trade journals and other print media targeted at retail businesses, attending industry specific trade shows, the use of sales promotional videos on VHS format, and through direct mail advertising.

ASSEMBLY AND SOURCES OF SUPPLY

         The computer hardware which makes up the Company's systems consists primarily of standard components purchased by the Company from outside distributors and manufacturers such as Okidata (printers), Symbol

Technologies (hand held laser scanners and portable data terminals), Wyse (Terminals), Ithaca (40 column printers),and U.S. Robotics (modems). For most computer hardware components, the Company has more than one source of supply.

         Certain hardware, such as the Company's proprietary computer circuit board, was designed by the Company and is manufactured to the Company's specifications by manufacturers unaffiliated with the Company. The Company does not have any agreements with the manufacturers of its proprietary circuit boards but management believes if the current manufacturers were not available, additional manufacturers could readily provide the required services.

BACKLOG

         The Company purchases component hardware for its systems based upon system purchase orders and its forecast of demand for its products. Orders from customers are usually shipped by the Company pursuant to an agreed upon schedule. However, orders may be cancelled or rescheduled by the customer without penalty. For this reason, management believes backlog information is not indicative of the Company's future sales or business trends and is subject to fluctuation. As of December 10, 1995, backlog was approximately $583,000 as compared to $1,200,000 on December 10, 1994. Backlog is based upon purchase orders placed with the Company which the Company believes are firm orders.

COMPETITION

         The industry in which the Company operates is highly competitive. The Company competes with suppliers dedicated to one type of business and suppliers of software that provide functions similar to the Company's software.

         The Company competes on the basis of the capabilities and competitiveness of its systems and the additional information they provide and functions they perform. The Company believes its systems offer greater capabilities to the small and medium size retailers than suppliers of other systems. Included among such capabilities are multi-user capability, ongoing software enhancement, and a service organization in place to support the customer after the initial sale.

         The Company also competes with vertical market suppliers of automated retail systems which include hardware and software intended for use by a particular retail industry segment. Some of these suppliers have a shorter operating history, less financial resources and overhead expenses, and attempt to compete with the Company on the basis of lower pricing. This has caused the Company to discount sales prices in some instances, and this may continue in future periods.

         The ability of the Company to meet competition will depend upon, among other things, the Company's ability to maintain its marketing effort, increase the capabilities of its systems through ongoing enhancements and improvements, contend with sales price discounting, and to obtain financing when, and if, needed.

PATENTS AND TRADEMARKS

         The Company does not hold any patents or trademarks. The Company relies on a combination of trade secrets, copyright laws and technical measures to protect its rights to its proprietary software. The software included in a system is not accessible by customers for purposes of revisions or copying as the Company does not release the software source code to customers. In addition, as the Company performs software service at the customer's location, the Company maintains strict control of its software disks.

         The Company's proprietary circuit board was designed specifically to link the computer hardware included in the CAM system with the CAM software. The expertise required to design and build such circuit boards is readily available to competitors and there can be no assurance that such circuit boards will not be produced and utilized by such competitors.

SEASONALITY

         The Company believes that seasonality has not had a significant effect on their business.

SOFTWARE DEVELOPMENT

         The Company's software has been developed using a modular approach. Modular designing allows a programmer to incorporate, replace or delete parts of a computer software program without affecting the operation of the remaining parts of the program. Accordingly, modular design facilitates the development of the Company's software and new products enabling the Company's programmers to incorporate entire sections from existing programs into the designs for such products. The incorporation of existing software, which has already been fully tested, into new products, reduces the time and expense that the Company would otherwise incur in developing and enhancing its products.

         The Company spent approximately $979,400, $652,300, and $513,400 on software development, including amounts capitalized during the years ended September 30, 1995, 1994, and 1993, respectively. The Company anticipates that it will continue to incur software development costs in connection with enhancements and improvements of its software and the development of new products. These activities may require an increase in the Company's programming and technical staff which presently consists of ten programmers and four quality control and testing personnel.

EMPLOYEES

         The Company has one hundred and two full time employees, seven of whom are employed in administration, fifteen in programming and testing, twenty-five in sales and marketing, and fifty-five in operations, installation, and service and support.

         None of the Company's employees are represented by a labor union and the Company believes that it enjoys harmonious relationships with its employees.

ENVIRONMENTAL REGULATIONS

         There has been no material effect on the Company from compliance with environmental regulations.

ITEM 2.  PROPERTIES

         The Company currently leases approximately 15,200 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring January 31, 1998 at an average annual rent of approximately $119,000 a year. This facility houses the Company's executive and administrative offices, research and development facilities, service and support staff, and inventory warehouse.

         In addition, the Company also leases the following properties: (i) approximately 2,513 square feet of office space in Hayward, California pursuant to a twelve month lease expiring on April 30, 1996, at an annual rent of approximately $16,500; and (ii) approximately 1,400 square feet of office space in Millis, Massachusetts on a month to month lease of $800 per month.

ITEM 3.  LEGAL PROCEEDINGS

         The Company believes that there are no material legal proceedings, pending or contemplated, to which the Company or any of the Company's properties is the subject or to which the Company is a party and which are not in the ordinary course of business. The Company is not aware of any material legal proceeding pending or threatened, or judgments entered against any director or executive officer of the company in his capacity as such where the position of any such director or executive officer is adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Neither the Board of Directors nor any security holder submitted any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II


         Pursuant to General Instruction G(2), Items, 5, 6, 7 and 8 have been omitted since the required information is contained in the Company's 1995 Annual Report to Stockholders pursuant to Rule 14A-3(B), copies of which are being filed as an Exhibit to the Form 10-K, and is hereby incorporated by reference herein.

                                                       ANNUAL REPORT
   FORM 10-K                                           TO STOCKHOLDERS
   ---------                                           ---------------
   ITEM 5: MARKET FOR REGISTRANT'S                     PAGE 14:  STOCK AND DIVIDEND
            COMMON EQUITY AND RELATED                               DATA.
            STOCKHOLDER'S MATTERS.

   ITEM 6: SELECTED FINANCIAL DATA.                    PAGE 15:  SELECTED FINANCIAL
                                                                     DATA.

   ITEM 7: MANAGEMENT'S DISCUSSION                   PAGES 4-5:  MANAGEMENT'S
            AND ANALYSIS OF                                          DISCUSSION AND
           FINANCIAL CONDITION AND                                   ANALYSIS OF
            RESULTS OF OPERATIONS                                    FINANCIAL CONDITION
                                                                     AND RESULTS OF
                                                                     OPERATIONS

   ITEM 8: FINANCIAL STATEMENTS AND                 SEE BELOW.
               SUPPLEMENTARY DATA.

         Information for Item 8 is included in the Company's financial statements as of September 30, 1995 and 1994 and for each of the three years in the period ended September 30, 1995 and the Company's unaudited quarterly financial data for the two years ended September 30, 1995 on pages 6 through 13 and page 15, respectively, of the Company's 1995 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 14 of the Annual Report to Stockholders.

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         NOT APPLICABLE.

                                    PART III

                                   MANAGEMENT

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS AND DIRECTORS

         As of September 30, 1995, the executive officers and directors of the Company and their ages are as follows:

      NAME                                        AGE       POSITION WITH THE COMPANY
Geoffrey D. Knapp                                 37        Chief Executive Officer, President
                                                             Secretary and Director

Paul Caceres, Jr.                                 35        Chief Financial Officer and
                                                             Chief Accounting Officer

Timothy D. Coco                                   38        Vice President, Customer Service

Mark Bolton                                       37        Vice President, Operations

David Fuller                                      51        Vice President, Research and
                                                             Development

Walter W. Straub                                  52        Director

David Frosh                                       37        Director


         Geoffrey D. Knapp, founder of the Company, has been a director, and an officer of the Company since its organization in September, 1983. From 1980 to 1983, he was employed by Triad Systems Corporation as a point of sale systems salesman selling to retail hardware stores. Mr. Knapp received a B.S. in marketing from the University of Oregon in 1980.

         Paul Caceres, Jr. has been the Chief Financial Officer and Chief Accounting Officer of the Company since September 1987. From 1982 to 1987, Mr. Caceres was employed by Arthur Young & Company, the predecessor to Ernst & Young LLP, as an Audit Senior and in 1987, was promoted to Audit Manager. He received a B.S. in Business Administration from the University of Southern California in 1982.

         Timothy D. Coco has been the Vice President of Customer Service since January 1994. From 1990 to 1993, Mr. Coco served as sales manager for Lindy Office products, a company that sells office supplies, office furniture and printing services to small and medium size businesses. From 1989 to 1990, Mr. Coco served as a sales trainer and management consultant for IDK Group Inc., a company that provides sales training, management consulting, and employee development related services to the micro computer industry. From 1984 to 1989, Mr. Coco was the President of his own Company called Quality Automation Systems (QAS). QAS developed and marketed turn key computerized distribution management, point of sale, and accounting systems to the office supply industry. Mr. Coco sold this company in 1989.

         Mark Bolton has been the Vice President of Operations since January 1994. From 1991 to 1994, Mr. Bolton was employed by Disneyland as the Supervisor of Transportation Services. From 1987 to 1991, Mr. Bolton was employed by CAM Data Systems in various positions that included customer service representative, installation coordinator, purchasing agent, inventory control, and most recently, operations manager. From 1985 to 1987, Mr. Bolton was employed by JANACO BMW as the service manager.

         David Fuller has been the Vice President of Research and Development since April 1995. From 1988 to 1995, Mr. Fuller was the sole proprietor of Retail Software Innovators, a company that provided point of sale software, programming services, and technical support to small and medium size retailers. From 1982 to 1988, Mr. Fuller was the Vice President of Research and Development for Retail Solutions Inc., a company that provided point of sale software, programming services, and technical support to small and medium size retailers.

         Walter W. Straub, has been a director of the Company since May 1989. He is also currently, and has been since October 1983, President, Chief Executive and a director of Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub received a B.S. in Electrical Engineering in 1965 and an MBA in Finance in 1970 from Drexel University.

         David A. Frosh was elected as a director in August 1991. Since June 1990, Mr. Frosh has been employed as a sales executive for the national accounts division of Automatic Data Processing (ADP). ADP provides computerized transaction processing, data communications and information services. From June 1988 to June 1990, Mr. Frosh served as director of marketing for Optima Retail Systems, a privately held company which manufactured and marketed inventory control systems for the retail apparel industry. From July 1980 to June 1988, Mr. Frosh held several marketing and management positions including national accounts manager for the Los Angeles division of Savin Corporation, a marketer of office copier and facsimile machines. Mr. Frosh received a B.A. in Marketing from Central Michigan University in 1980.

         The terms of office of directors expire at the next Annual Meeting of Shareholders, or at such time as their successors have been duly elected and qualified.

         Directors who are not officers of the Company are entitled to an expense reimbursement for attending meetings. Officers serve at the discretion of the Board of Directors.

         Except as stated, there are no arrangements or understandings by or between any director or executive officer and any other person(s), pursuant to which he or she was or is to be selected as a director or officer, respectively.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) at September 30, 1995, except as noted below. These reports were subsequently filed.

The following table sets forth the individuals who met the requirements of
Section 16(a) during the year ended September 30, 1995 and were filed late:

                                            No. of           No. of
                           No. of        Transactions        reports
Name                    Late Reports    on Late Reports     Not Filed
----                    ------------    ---------------     ---------
Walter Straub                  1                1                --
David Frosh                    1                1                --

CERTAIN SIGNIFICANT EMPLOYEES

         The Company does not have any significant employees who are not officers.

FAMILY RELATIONSHIPS

         There are no family relationships by or between any director or officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth, as of the date hereof, information concerning cash compensation, bonuses and deferred compensation paid by the Company for services rendered to the Company during the fiscal year ended September 30, 1995, and the prior two fiscal years, to the Company's Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                      Annual                                              Long Term
                                   Compensation                                         Compensation
Name and                                                               Other                                         (2)
Principal                                         (1)                  Annual             Number of             All Other
Position          Year     Salary                Bonus              Compensation           Options            Compensation
--------          ----     ------                -----              ------------           -------            ------------
Geoffrey Knapp
Chairman of       1995    $164,500              $31,400                  --                      0               $2,000
  the Board       1994    $150,000              $13,000                  --                 50,000               $2,000
CEO               1993    $131,500              $30,000                  --                 10,000               $2,000

Paul Caceres Jr.
 CFO              1995    $103,800              $20,000                  --                      0               $2,000
                  1994    $ 90,000              $ 9,000                  --                 45,000               $2,000
                  1993    $ 85,000              $18,000                  --                      0               $1,700

Timothy D. Coco
Vice Pres.        1995    $ 84,000              $16,800                  --                      0                    0
  Customer        1994    $ 80,000              $ 8,000                  --                 10,000                    0
  Service         1993    $ 32,500              $     0                  --                  5,000                    0

(1) Bonuses paid to the Named executives are pursuant to annual incentive compensation programs established each year for selected employees of the Company, including the Company's executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales and individual efforts were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Company and the individual achieved or exceeded the performance goals.

(2) All other compensation consists of interest on employee notes payable to the Company, that was declared compensation during the year.

There were no options issued to officers in fiscal 1995, table is excluded.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

                                                                     Value of
                                                     Number of      Unexercised
                                                    Unexercised    In-the-Money
                                                      Options         Options
                               Shares               at Sept. 30,    at Sept. 30,
                              Acquired                  1995            1995
                                 on     Value(1)    Exercisable/    Exercisable/
Name                         Exercise   Realized   Unexercisable   Unexercisable
----------------------------------------------------------------------------------
Geoff Knapp                     --        --       60,000/     0   $97,600/     $0
Paul Caceres Jr.                --        --       32,500/12,500   $54,400/$18,800
Timothy D. Coco                 --        --        4,400/ 5,600   $ 6,600/$ 8,400

(1) Market value of the underlying securities at the exercise date minus the exercise price of the options.

                        REPORT OF COMPENSATION COMMITTEE

   The following report of the Compensation Committee is provided solely to the shareholders of the Company pursuant to the requirements of Schedule 14A promulgated under the Securities Exchange Act of 1934, and shall not be deemed to be "filed" with the Securities and Exchange Commission for the purpose of establishing statutory liability. The Report shall not be incorporated by reference in any document previously or subsequently filed with the Securities and Exchange Commission that incorporates by reference all or any portion of this document.

TO:  THE BOARD OF DIRECTORS

   As members of the Compensation Committee, it is our duty to review and recommend the compensation levels for members of the Company's management, evaluate the performance of management and administer the Company's various incentive plans. This Committee has reviewed in detail the Compensation of the Company's five executive officers. In the opinion of the Committee, the compensation of the five executive officers of the Company is reasonable in view of its performance and the respective contributions of such officers to the Company' performance.

   In determining the management compensation, this Committee compares the compensation paid to management to the level and structure of compensation paid to competing companies. Additionally, the Committee considers the sales and earnings performance of the Company compared to competing and similarly situated companies. The Committee also takes into account such relevant external factors as general economic conditions, geographic market of work place, stock price performance and stock market prices.

   Management compensation is comprised of 75% to 80% of fixed salary, and 20% to 25% variable compensation based on performance factors. Stock options are granted at the discretion of the Board of Directors, and there is no set minimum or maximum amount of options that can be issued. Performance factors that determine management compensation are sales and net income of the Company. These performance factors were exceeded in fiscal 1995, with a revenue increase of 11%, and a 56% increase in net income.

   The committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 1995, the compensation for the Chief Executive Officer was comparable to other Chief Executive Officers of middle market companies in related industries.

       Mr. Knapp, a member of the Committee, is also an executive officer of the Company. However, Mr. Knapp abstained from any considerations with respect to any decision directly affecting his compensation.

         Compensation Committee

         David Frosh, Walter Straub and Geoffrey D. Knapp
         December 1, 1995

INCENTIVE STOCK OPTION PLAN

         An Incentive Stock Option Plan (the "ISO Plan") in accordance with
Section 422A of the Internal Revenue Code of 1954, as amended (the "Code"), was adopted by the Board of Directors and approved by the stockholders of the Company in June 1987. The ISO Plan authorizes the Board of Directors to grant options from time to time to directors, officers and key employees of the Company. In April 1990, the total number of shares of the Company's Common Stock that may be issued or delivered under the ISO Plan net of forfeiture and based on the present capitalization was increased from 100,000 to 250,000 shares.

         Options granted under the ISO Plan must comply with certain provisions of the Code relating to, among other things, the maximum dollar amount of options that may be exercised by an optionee in any calendar year, the minimum exercise price of an option and the persons eligible to be granted options. No options granted under the ISO Plan will be exercisable for a period exceeding five years, and the ISO Plan expires in June 1997.

         Except as otherwise required by the Code with respect to optionees owning 10% or more of the Common Stock outstanding at the time of grant, the exercise price of an option under the ISO Plan must not be less than 100% of the fair market value of the underlying Common Stock at the time of grant. The fair market value of a share of Common Stock is to be determined by the Board of Directors, or by a committee of the Board of Directors, as the case may be, in good faith based upon the trading market of such shares.

         The exercise price of any options granted pursuant to the ISO Plan to optionees owning more than 10% of the Common Stock outstanding at the time of grant may not be less than 110% of the fair market value of the underlying Common Stock at the time of grant.

1993 STOCK OPTION PLAN

         In April 1993, the shareholders of the Company approved the Company's 1993 Stock Option Plan (the "1993 Plan") under which non- statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 400,000 shares of the Company's common stock. The Plan has a term of ten years. There have been 327,000 options granted under the 1993 Plan as of September 30, 1995.

401-K PLAN

         In July 1991, the Company adopted a contributory profit-sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. The Company's contributions are at the discretion of the board of directors. The Company contribution for the fiscal year ended September 30, 1995, totaled $34,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 30, 1995, certain information regarding ownership of the Company's Common Stock by (i) each person that the Company knows is the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company who owns Common Stock and (iii) all directors and officers as a group, without naming them, showing name and address, amount and nature of shares beneficially owned and the percentage of the class owned.

                      Name and Address    Amount & Nature  Percentage
Title of              of Beneficial       of Beneficial       of
  Class                   Owner            Ownership (9)    Class (10)
  -----                   -----            -------------    ----------
Common Stock           Geoffrey D. Knapp(1)   387,900(2)     18.1%

Common Stock           Paul Caceres Jr. (1)    52,500(3)      2.5%

Common Stock           Timothy D. Coco (1)      7,500(4)        *

Common Stock           Mark Bolton (1)          4,400(5)        *

Common Stock           David Fuller (1)         5,000(6)        *

Common Stock           Walter W. Straub(1)     65,000(7)      3.0%

Common Stock           David Frosh (1)         32,800(8)      1.5%

Common Stock           ZPR Investment Mgmt.   437,200        20.4%

Common Stock           All Directors and
                        Officers as a
                        Group (of 7 persons)  555,100        26.4%

*  Less than 1.0%.

(1) c/o Cam Data Systems, Inc., 17520 Newhope Street, Suite 100, Fountain Valley, California 92708.

(2) Includes (i) an aggregate of 3,100 shares of Common Stock held in trust for three daughters of Mr. Geoffrey Knapp over which he has shared voting power
(ii) options to purchase an aggregate of 10,000 shares until the sooner of October 12, 1997 or twelve months after ceasing to serve as a director at a price of $2.34 per share.(iii) options to purchase an aggregate of 50,000 shares until October 20, 2003 at a price of $1.93 per share.

(3) Includes options to purchase (i) an aggregate of 15,000 shares of Common Stock until October 20, 2003 at a price of $1.75 per share (ii) an aggregate of 17,500 shares of Common Stock until January 3, 2004 at a price of $2.13 per share.

(4) Includes options to purchase (i) an aggregate of 3,100 shares of Common Stock until April 1, 2003 at a price of $3.38 per share (ii) an aggregate of 4,400 shares of Common Stock until January 3, 2004 at a price of $2.13 per share.

(5) Includes options to purchase an aggregate of 4,400 shares of Common Stock until January 3, 2004 at a price of $2.13 per share

(6) Includes options to purchase an aggregate of 5,000 shares of Common Stock until March 13, 2005 at a price of $2.25 per share

(7) Includes options to purchase (i) an aggregate of 10,000 shares of Common Stock until the sooner of August 29, 1995 or twelve months after ceasing to serve as a director at a price of $.50 per share and (ii) options to purchase an aggregate of 10,000 shares until the sooner of August 7, 1996 or twelve months after ceasing to serve as a director at a price of $.875 per share and
(iii) options to purchase an aggregate of 10,000 shares until the sooner of October 12, 1997 or twelve months after ceasing to serve as a director at a price of $2.125 per share (iv) options to purchase an aggregate of 7,500 shares until the sooner of October 19, 2003 or twelve months after ceasing to serve as a director at a price of $1.75 per share.

(8) Includes options to purchase (i) options to purchase an aggregate of 5,000 shares until the sooner of August 7, 1996 or twelve months after ceasing to serve as a director at a price of $.875 per share and (ii) options to purchase an aggregate of 10,000 shares until the sooner of October 12, 1997 or twelve months after ceasing to serve as a director at a price of $2.125 per share
(iii) options to purchase an aggregate of 7,500 shares until the sooner of October 19, 2003 or twelve months after ceasing to serve as a director at a price of $1.75 per share.

(9) For the purposes of the above table and the notes thereto, the Company's Common Stock shown as "beneficially owned" includes all securities which pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, may be deemed to be "beneficially owned" including, without limitation, all securities which the "beneficial owner" has the right to acquire within 60 days, as, for example, through the exercise of any option, warrant or right, the conversion of convertible securities or pursuant to the power to revoke a trust, discretionary account or similar arrangement.

(10) The percentage of ownership of the class of voting securities in the above table has been calculated by dividing (i) the aggregate number of shares of such class actually owned plus all shares of such class which may be deemed to be "beneficially owned," by (ii) the number of shares of such class actually outstanding plus the number of shares of such class such "beneficial owner" may be deemed to "beneficially own" assuming no other acquisitions of shares of such class through the exercise of any option, warrant or right by any other person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 1995, the Company granted non-qualified options to certain employees and directors to purchase an aggregate of 65,000 shares of Common Stock of the Company at a price ranging from $2.25 to $2.37 per share expiring ten years from the date of grant.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
              ON FORM 8-K

         (A)  1.  FINANCIAL STATEMENTS

         The financial statements required to be filed hereunder are listed on page 10 hereof. See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

         (A)  2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of CAM Data Systems Inc., is included on page 25 hereof:

                                                                       Page
Schedule II - Valuation and Qualifying Accounts                        25

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (A)  3.  OTHER EXHIBITS

3(a) Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 - File No. 0-16569).

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).

10(a) Incentive Stock Option Plan (incorporated by referenced to Exhibit 10(b) to the S-18 Registration Statement).

10(b) Company's Lease for premises at Fountain Valley, California (incorporated by reference to Exhibit 10(b) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 - File No. 0-16569).

10(c) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(d) Registration Statement (incorporated by reference to the exhibits on Form S-3 No. 33-57564 Registration Statement filed on June 17, 1993).

10(e) Extension to Company's Lease for premises at Fountain Valley, California (incorporated by reference to Exhibit 10 (i) to the 1993 Annual Report on Form 10-K filed on December 27, 1993 - File No. 0-16569).

10(f)    Line of Credit Agreement, dated July 17, 1995, with Silicon Valley
         Bank.

10(g) Amendment to Company's lease for premises at Hayward, California, dated May 1, 1995

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1995.

23       Consent of Independent Auditors.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the last quarter of the year ended September 30, 1995 covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be filed on its behalf by the undersigned, thereunto duly authorized.

                               CAM DATA SYSTEMS, INC.

                               By: /s/ Geoffrey D. Knapp
                                  --------------------------------
                                   Geoffrey D. Knapp,
                                   Chief Executive Officer


                               By: /s/ Paul Caceres, Jr.
                                  --------------------------------
                                   Paul Caceres, Jr.,
                                   Chief Financial Officer and Chief
                                   Accounting Officer

                               Date: December 20, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Geoffrey D. Knapp    Chief Executive       December 20, 1995
---------------------
Geoffrey D. Knapp        Officer and Director


/s/ Walter W. Straub     Director              December 20, 1995
--------------------
Walter W. Straub

/s/ David Frosh          Director              December 20, 1995
---------------
David Frosh

                             CAM DATA SYSTEMS, INC.
                                    INDEX TO
                            FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(A)

                                                                              Page Reference
                                                                              --------------
                                                                         Annual Report
                                                                         -------------
                                                                         to Stockholders   Form 10-K
                                                                            ------------   ---------
Report of Independent Auditors  . . . . . . . . . . . . . . . . . .              14

Balance Sheets at September 30, 1995 and 1994 . . . . . . . . . . .              6

Statements of Income for Years Ended
 September 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . . .              7

Statements of Cash Flows for Years Ended
 September 30, 1995, 1994 and 1993  . . . . . . . . . . . . . . . .              8

Statements of Stockholders' Equity
 for Years Ended September 30, 1995,
 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . .              9

Notes to Financial Statements . . . . . . . . . . . . . . . . . . .            10-13

Report of Independent Auditors on Financial
 Statement Schedule . . . . . . . . . . . . . . . . . . . . . . . .                              24

Financial Statement Schedule
II.     Valuation and Qualifying Accounts
        for the Years Ended
        September 30, 1995, 1994 and 1993 . . . . . . . . . . . . .                              25


All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
CAM Data Systems, Inc.


We have audited the financial statements of CAM Data Systems, Inc. as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 17, 1995. Our audits also included the financial statement schedule of CAM Data Systems, Inc. listed in the accompanying index to financial statements and financial statement schedules (Item 14(a)). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP



Orange County, California
November 17, 1995

                                        CAM DATA SYSTEMS, INC.
              SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
               Years Ended September 30, 1995, 1994, and 1993

                                                                Deductions/
                                 Balance at    Additions      Accounts written
                                 Beginning     charged to        off net of         Balance at
                                  of Year        income          recoveries       end of year
Allowance for doubtful
 accounts receivable:
1995:                               $120,000      $157,800        $137,800            $140,000

1994:                                $90,000      $135,900        $105,900            $120,000

1993:                                $85,000      $124,800        $119,800             $90,000

                             CAM DATA SYSTEMS, INC.

                         EXHIBIT INDEX TO THE FORM 10-K

                     FOR THE YEAR ENDED SEPTEMBER 30, 1995

                             CAM DATA SYSTEMS, INC.

                         EXHIBIT INDEX TO THE FORM 10-K

                     FOR THE YEAR ENDED SEPTEMBER 30, 1995




3(a) Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 - File No. 0-16569).

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement).

10(a) Incentive Stock Option Plan (incorporated by referenced to Exhibit 10(b) to the S-18 Registration Statement).

10(b) Company's Lease for premises at Fountain Valley, California (incorporated by reference to Exhibit 10(b) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 - File No. 0-16569).

10(c) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(d) Registration Statement (incorporated by reference to the exhibits on Form S-3 No. 33-57564 Registration Statement filed on June 17, 1993).

10(e) Extension to Company's Lease for premises at Fountain Valley, California (incorporated by reference to Exhibit 10 (i) to the 1993 Annual Report on Form 10-K filed on December 27, 1993 - File No. 0-16569).

10(f)    Line of Credit Agreement, dated July 17, 1995, with Silicon Valley
         Bank.

10(g) Amendment to Company's lease for premises at Hayward, California, dated May 1, 1995

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1995.

23       Consent of Independent Auditors.

27       Financial Data Schedule.

  10(f)  Line of Credit Agreement, dated July 17, 1995, with
         Silicon Valley Bank.