Form 10-Q
period 1995-12-31
CAM DATA SYSTEMS INC
filed 1996-02-02
CIK 819334

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended  DECEMBER 31, 1995

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

As of January 31, 1996 there were 1,941,000 shares of common stock outstanding.

                             CAM DATA SYSTEMS, INC.


                                                                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
PART I  Financial Information

  Item 1  Condensed Financial Statements:

                Condensed Balance Sheets at December 31,
                1995 and September 30, 1995                                              3

                Condensed Statements of Income for three
                months ended December 31, 1995 and 1994                                  4

                Condensed Statements of Cash Flows for
                three months ended December 31, 1995 and 1994                            5

                Notes to Condensed Financial Statements                                 6-7

  Item 2  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                       8-9

PART II  Other Information                                                              10

  Exhibit 11  Computation of Net Income Per Share                                       12

PART I.  FINANCIAL INFORMATION

                             CAM DATA SYSTEMS, INC.
                            CONDENSED BALANCE SHEET

                                                                       (UNAUDITED)
                                                                       DECEMBER 31             SEPTEMBER 30
                                                                          1995                     1995
                                                                       -----------             ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $3,081,000              $3,015,700
  Accounts receivable, net                                               1,763,100               1,817,100
  Inventories                                                              496,400                 433,800
  Prepaid expenses                                                          41,600                  76,600
  Deferred income taxes                                                     50,000                  50,000
                                                                        ----------              ----------
Total current assets                                                     5,432,100               5,393,200

Furniture and equipment, net                                               430,800                 442,600
License agreement, capitalized
  software costs, net                                                      232,200                 268,100
Note receivable from officer                                                14,600                  15,000
Other assets                                                                22,200                  22,200
                                                                        ----------              ----------
Total assets                                                            $6,131,900              $6,141,100
                                                                        ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  550,500              $  615,200
  Accrued compensation and related expenses                                513,700                 594,000
  Income taxes payable                                                     110,700                 201,300
  Customer deposits and deferred service revenue                           137,700                 151,800
  Accrued installation costs                                               108,000                 110,000
  Other accrued liabilities                                                436,700                 381,000
                                                                        ----------              ----------
Total current liabilities                                                1,857,300               2,053,300

Stockholders' equity:
  Common stock, $.001 par value,
    5,000,000 shares authorized,
    1,941,000 shares issued and
    outstanding (1,931,000 at Sept. 30, 1995)                                1,900                   1,900
  Paid-in capital in excess of par                                       3,817,000               3,795,700
  Less notes receivable for purchase
     of common stock                                                       (56,900)                (60,900)
  Retained earnings                                                        512,600                 351,100
                                                                        ----------              ----------
Total stockholders' equity                                               4,274,600               4,087,800
                                                                        ----------              ----------
Total liabilities and stockholder's equity                              $6,131,900              $6,141,100
                                                                        ==========              ==========




See notes to financial statements

                             CAM DATA SYSTEMS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                        ----------------------------------
                                                                        DECEMBER 31            DECEMBER 31
                                                                           1995                   1994
                                                                        -----------            -----------
REVENUES:
    Net system revenues                                                 $2,669,000              $3,089,100
    Net service revenues                                                   659,600                 653,700
                                                                        ----------              ----------
      Total net revenues                                                 3,328,600               3,742,800
COSTS AND EXPENSES:
    Costs of system revenues                                             1,226,100               1,432,700
    Costs of service revenues                                              332,800                 482,100
                                                                        ----------              ----------
      Total costs of revenues                                            1,558,900               1,914,800
    Selling, general and
      administrative expenses                                            1,283,800               1,483,600
     Research and development expense                                      256,800                 219,200
     Interest income                                                       (35,700)                (12,000)
                                                                        ----------              ----------
      Total costs and expenses                                           3,063,800               3,605,600
                                                                        ----------              ----------

Income before taxes                                                        264,800                 137,200
Provision for income taxes                                                (103,300)                (53,000)
                                                                        ----------              ----------

Net income                                                              $  161,500              $   84,200
                                                                        ==========              ==========

Primary net income per share                                            $      .08              $      .04
                                                                        ==========              ==========

Fully-diluted net income per share                                      $      .08              $      .04
                                                                        ==========              ==========

Shares used in computing primary
  net income per share                                                   2,094,300               1,954,600
                                                                        ==========              ==========

Shares used in computing fully
  -diluted net income per share                                          2,095,300               2,027,300
                                                                        ==========              ==========





See notes to financial statements

                             CAM DATA SYSTEMS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                        ----------------------------------
                                                                        DECEMBER 31            DECEMBER 31
                                                                           1995                   1994
                                                                        -----------            -----------
Cash flows from operations:
  Net income                                                            $  161,500              $   84,200
  Adjustments to reconcile net income to
    net cash provided by (used in) operations:
    Depreciation and amortization                                          113,900                 171,600
    Provision for doubtful accounts                                         10,000                  20,000
    Other                                                                    4,400                   1,900
    Net changes in operating assets
     and liabilities                                                      (179,600)               (313,000)
                                                                        ----------              ----------
Net cash from operations                                                   110,200                 (35,300)
                                                                        ----------              ----------

Cash from investing activities:
    Purchase of furniture & equipment                                      (66,200)                (55,300)
    Capitalized software costs                                                  --                  (5,100)
                                                                        ----------              ----------
Cash from investing activities                                             (66,200)                (60,400)
                                                                        ----------              ----------

Cash from financing activities:
    Proceeds from exercise of stock options                                 21,300                      --
                                                                        ----------              ----------
Net increase (decrease) in cash                                             65,300                 (95,700)
Cash and cash equivalents at
  beginning of period                                                    3,015,700               1,614,900
                                                                        ----------              ----------
Cash and cash equivalents at
  end of period                                                         $3,081,000              $1,519,200
                                                                        ==========              ==========





See notes to financial statements

                             CAM DATA SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   PRESENTATION OF CONDENSED FINANCIAL STATEMENTS
          The balance sheet as of December 31, 1995, and the related statements of income and cash flows for the three month periods ended December 31, 1995 and 1994 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1995.

CASH EQUIVALENTS
          Cash equivalents represent highly liquid investments with original maturities of three months or less.

INVENTORIES
          Inventories are stated at the lower of cost determined on a first-in, first out basis, or net realizable value, and is composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company's products.

CONCENTRATIONS OF CREDIT RISK
          The Company sells its products primarily to small to medium size retailers. Credit is extended based on an evaluation of the customer's financial condition and collateral is generally not required. Credit losses have traditionally been minimal and such losses have been within management's expectations.

REVENUE RECOGNITION POLICY
          In accordance with Statement of Position 91-1 (Software Revenue Recognition) systems revenue is recognized when the hardware and software are shipped to the customer. Service revenue for phone, software, and hardware support is recognized ratably over the period of the service contract.

                             CAM DATA SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



STATEMENTS OF CASH FLOWS
          Net changes in operating assets and liabilities as shown in the condensed statements of cash flows are as follows:

                                                                                  THREE MONTHS ENDED
                                                                            -------------------------------
                                                                            DECEMBER 31         DECEMBER 31
                                                                               1995                1994
                                                                            -----------         -----------
(Increase) decrease in:
    Accounts receivable                                                       $  44,000          $(206,200)
    Inventories                                                                 (62,600)           (95,400)
    Prepaid expenses                                                             35,000             25,400
Increase (decrease) in:
    Accounts payable                                                            (64,700)          (198,500)
    Accrued compensation and related expenses                                   (80,300)            69,000
    Income taxes payable                                                        (90,600)            27,300
    Customer deposits and deferred service revenue                              (14,100)           (12,000)
    Accrued installation costs                                                   (2,000)            23,000
    Other accrued liabilities                                                    55,700             54,400
                                                                              ---------          ---------
Net changes in operating assets
    and liabilities                                                           $(179,600)         $(313,000)
                                                                              =========          =========



Income taxes paid for the three months ended December 31, 1995 and 1994 were $193,900 and $41,000, respectively. There was no interest expense paid in the first three months of fiscal 1996 and fiscal 1995.

                             CAM DATA SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              THREE MONTHS ENDED DECEMBER 31, 1995, AS COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1994


RESULTS OF OPERATIONS


NET REVENUES for the three months ended December 31, 1995 decreased 11% to $3,328,600 consisting of a 14% decrease in system revenues, and a 1% increase in service revenues compared to the three months ended December 31, 1994. The decrease in system revenues was attributed to the hesitation of some retailers to take delivery of and install a point of sale system before an uncertain holiday season. The increase in service revenues was attributed to an increase in the installed customer base offset by the decrease in service revenue from the sale of the Silver Plus division.

GROSS MARGIN for the three months ended December 31, 1995 was 53% compared to 49% for the three months ended December 31, 1994. Gross margin on system sales remained constant at 54% for the three months ended December 31, 1995, and 1994. The gross margin for system sales remained constant due to costs remaining relatively stable. Gross margin for service revenue was 50% for the three months ended December 31, 1995 compared to 26% for the same period of 1994. The margin increase in service revenue was due to operating efficiencies realized through the reengineering of the customer support department.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues was 39% for the three month period ended December 31, 1995 compared to 40% for the three month period ended December 31, 1994. Selling, general and administrative expenses for the three months ended December 31, 1995 decreased 13% to $1,283,800, from the three months ended December 31, 1994. The decrease was due to a decrease in sales commissions related to lower sales volume, and decreases in telephone expenses related to a vendor promotional program.

RESEARCH AND DEVELOPMENT EXPENSE, increased 17% to $256,800 for the three month period ended December 31, 1995 from $219,200 for the three month period ended December 31, 1994. The increase was attributed to the continued enhancement of the CAM and Profit$ software products.

INCOME TAXES, the effective tax rate was 39% for the three months ended December 31, 1995 and for the three months ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $3,081,000 on December 31, 1995 compared to $3,015,700 on September 30, 1995. The Company generated $110,200 of cash from operations, and expended $66,200 for the purchase of fixed assets for the three months ended December 31, 1995, compared to the use of $35,300 for operations, and the expenditure of $55,300 for the purchase of fixed assets for the three months ended December 31, 1994.

The Company has no significant commitments for expenditures other than the lease of its corporate and sales offices. However, the Company plans to build a facility in Nevada to house the research and development group.

Management believes the Company's existing working capital coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

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

                     CAM DATA SYSTEMS, INC. (Registrant)



Date: February 9, 1996                       By  /S/ Paul Caceres Jr.
                                                 -------------------------------
                                                 Paul Caceres Jr.
                                                 Chief Financial and
                                                 Accounting Officer