Form 10-Q
period 1996-03-31
CAM DATA SYSTEMS INC
filed 1996-05-08
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

    For the quarterly period ended  MARCH 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No ___



As of March 31, 1996 there were 1,941,000 shares of common stock outstanding.

- -------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                                     INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I  Financial Information

  Item 1  Condensed Financial Statements:

                Condensed Balance Sheets at March 31,
                1996 and September 30, 1995                                                             3

                Condensed Statements of Operations for three
                months ended March 31, 1996 and 1995                                                    4

                Condensed Statements of Operations for six
                months ended March 31, 1996 and 1995                                                    5

                Condensed Statements of Cash Flows for
                six months ended March 31, 1996 and 1995                                                6

                Notes to Condensed Financial Statements                                                7-8

  Item 2  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                     9-10

PART II  Other Information                                                                             11

  Signature page                                                                                       12





- -------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

                             CAM DATA SYSTEMS, INC.
                            CONDENSED BALANCE SHEET

                                                                       (UNAUDITED)
                                                                        MARCH 31               SEPTEMBER 30
                                                                          1996                     1995
                                                                          ----                     ----
ASSETS
Current assets:
  Cash and cash equivalents                                             $2,952,500              $3,015,700
  Accounts receivable, net                                               1,977,300               1,817,100
  Inventories                                                              385,800                 433,800
  Prepaid expenses                                                          80,200                  76,600
  Deferred income taxes                                                     50,000                  50,000
                                                                        ----------              ----------
Total current assets                                                     5,445,800               5,393,200

Property and equipment, net                                                607,000                 442,600
License agreement and capitalized
  software costs, net                                                      196,200                 268,100
Note receivable from officer                                                14,300                  15,000
Other assets                                                                22,200                  22,200
                                                                        ----------              ----------
Total assets                                                            $6,285,500              $6,141,100
                                                                        ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  458,500              $  615,200
  Accrued compensation and related expenses                                473,000                 594,000
  Income taxes payable                                                     168,000                 201,300
  Customer deposits and deferred service revenue                           305,800                 151,800
  Accrued installation costs                                               125,000                 110,000
  Other accrued liabilities                                                308,300                 381,000
                                                                        ----------              ----------
Total current liabilities                                                1,838,600               2,053,300

Stockholders' equity:
  Common stock, $.001 par value,
    5,000,000 shares authorized,
    1,941,000 shares issued and
    outstanding (1,931,000 at Sept. 30, 1995)                                1,900                   1,900
  Paid-in capital in excess of par                                       3,817,000               3,795,700
  Less notes receivable for purchase
     of common stock                                                       (50,900)                (60,900)
  Retained earnings                                                        678,900                 351,100
                                                                        ----------              ----------
Total stockholders' equity                                               4,446,900               4,087,800
                                                                        ----------              ----------
Total liabilities and stockholders' equity                              $6,285,500              $6,141,100
                                                                        ==========              ==========




See notes to financial statements




- -------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                         MARCH 31                MARCH 31
                                                                           1996                    1995
                                                                           ----                    ----
REVENUES:
    Net system revenues                                                 $2,727,600              $2,494,600
    Net service revenues                                                   684,600                 687,000
                                                                        ----------              ----------
      Total net revenues                                                 3,412,200               3,181,600
COSTS AND EXPENSES:
    Costs of system revenues                                             1,208,700               1,218,300
    Costs of service revenues                                              372,300                 465,800
                                                                        ----------              ----------
      Total costs of revenues                                            1,581,000               1,684,100
    Selling, general and
      administrative expenses                                            1,291,600               1,389,000
    Research and development expense                                       300,000                 216,000
    Interest income                                                        (32,700)                (19,400)
                                                                        ----------              ----------
      Total costs and expenses                                           3,139,900               3,269,700
                                                                        ----------              ----------

Income (loss) before (provision) benefit
   for income taxes                                                        272,300                 (88,100)
(Provision) benefit for income taxes                                      (106,000)                 16,000
                                                                        ----------              ----------

NET INCOME (LOSS)                                                       $  166,300              $  (72,100)
                                                                        ==========              ==========

Primary net income (loss) per share                                     $      .08              $     (.04)
                                                                        ==========              ==========

Fully-diluted net income (loss) per share                               $      .08              $     (.04)
                                                                        ==========              ==========

Shares used in computing primary
  net income (loss) per share                                            2,132,800               1,911,000
                                                                        ==========              ==========

Shares used in computing fully
  -diluted net income (loss) per share                                   2,159,200               1,911,000
                                                                        ==========              ==========





See notes to financial statements




- -------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                ----------------
                                                                         MARCH 31                MARCH 31
                                                                           1996                    1995
                                                                           ----                    ----
REVENUES:
    Net system revenues                                                 $5,396,500              $5,583,700
    Net service revenues                                                 1,344,200               1,340,700
                                                                        ----------              ----------
      Total net revenues                                                 6,740,700               6,924,400
COSTS AND EXPENSES:
    Costs of system revenues                                             2,432,800               2,651,000
    Costs of service revenues                                              707,100                 948,000
                                                                        ----------              ----------
      Total costs of revenues                                            3,139,900               3,599,000
    Selling, general and
      administrative expenses                                            2,575,100               2,872,800
    Research and development expense                                       557,000                 435,000
    Interest income                                                        (68,400)                (31,400)
                                                                        ----------              ----------
      Total costs and expenses                                           6,203,600               6,875,400
                                                                        ----------              ----------

Income before provision
  for income taxes                                                         537,100                  49,000
Provision for income taxes                                                (209,300)                (37,000)
                                                                        ----------              ----------

NET INCOME                                                              $  327,800              $   12,000
                                                                        ==========              ==========

Primary net income per share                                            $      .16              $      .01
                                                                        ==========              ==========

Fully-diluted net income per share                                      $      .15              $      .01
                                                                        ==========              ==========

Shares used in computing primary
  net income per share                                                   2,114,500               1,970,800
                                                                        ==========              ==========

Shares used in computing fully
  -diluted net income per share                                          2,159,200               1,997,300
                                                                        ==========              ==========





See notes to financial statements





- -------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                ----------------
                                                                         MARCH 31                  MARCH 31
                                                                           1996                      1995
                                                                           ----                      ----
Cash provided by operations:
  Net income                                                            $  327,800              $   12,000
 Adjustments to reconcile net
   income to net cash provided
   by operations:
    Depreciation and amortization                                          192,800                 333,200
    Provision for doubtful accounts                                         10,000                  10,000
    Other                                                                   10,700                   4,000
    Net changes in operating assets
      and liabilities                                                     (340,500)               (173,700)
                                                                        ----------              ----------
Net cash provided by operations                                            200,800                 185,500
                                                                        ----------              ----------

Cash used in investing activities:
    Purchase of property and equipment                                    (285,300)               (124,600)
    Capitalized software costs                                                  --                  (5,100)
                                                                        ----------              ----------
Cash used in investing activities                                         (285,300)               (129,700)
                                                                        ----------              ----------

Cash provided by financing activities:
    Proceeds from exercise of stock options                                 21,300                      --
                                                                        ----------              ----------
Net increase (decrease) in cash                                            (63,200)                 55,800
Cash and cash equivalents at
 beginning of period                                                     3,015,700               1,614,900
                                                                        ----------              ----------
Cash and cash equivalents at
 end of period                                                          $2,952,500              $1,670,700
                                                                        ==========              ==========





See notes to financial statements





- -------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  PRESENTATION OF CONDENSED FINANCIAL STATEMENTS
      The balance sheet as of March 31, 1996, and the related statements of operations for the three and six month periods ended March 31, 1996 and 1995, and statements of cash flows for the six month periods ended March 31, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1995.

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

STATEMENTS OF CASH FLOWS
      Net changes in operating assets and liabilities as shown in the condensed statements of cash flows are as follows:

                                                                                  SIX MONTHS ENDED
                                                                                  ----------------
                                                                         MARCH 31                MARCH 31
(Increase) decrease in:                                                    1996                    1995
                                                                           ----                    ----
    Accounts receivable                                                 $(170,200)              $ (63,400)
    Inventory                                                              48,000                 (63,100)
    Prepaid expenses                                                       (3,600)                 28,900
Increase (decrease) in:
    Accounts payable                                                     (156,700)               (289,800)
    Sales commission payable                                             (121,000)                 28,000
    Accrued installation costs                                             15,000                  (2,000)
    Customer deposits                                                     154,000                  57,000
    Accrued liabilities                                                  (106,000)                130,700
                                                                        ---------               ---------
Net changes in operating assets
    and liabilities                                                     $(340,500)              $(173,700)
                                                                        =========               =========



Income taxes paid for the six months ended March 31, 1996 and 1995 were $246,800 and $55,800, respectively. There was no interest expense paid in the first six months of 1996 or 1995.




- -------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



2.  ACQUISITIONS
         On April 12, 1996, CAM Data Systems. announced the acquisition of Interactive Computer Systems, Inc. (ICS) of Las Vegas, Nevada. ICS is a reseller and "master developer" for M#A#S 90(R) accounting, distribution and
manufacturing software.   M#A#S 90 is a product of State Of The Art(TM) of
Irvine, CA.   CAM Data Systems will offer integrated M#A#S 90 accounting solutions with its CAM and Profit$ software for retailers. The Company will also offer M#A#S 90 distribution and manufacturing solutions. ICS will be operated as a wholly owned subsidiary.




- -------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               THREE MONTHS ENDED MARCH 31, 1996, AS COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1995

                SIX MONTHS ENDED MARCH 31, 1996, AS COMPARED TO
                        SIX MONTHS ENDED MARCH 31, 1995


RESULTS OF OPERATIONS


NET REVENUES for the three months ended March 31, 1996 increased 7% to $3,412,200 consisting of a 9% increase in system revenues, while service revenues were flat compared to the three months ended March 31, 1995. The increase in system revenues for the three month period ended March 31, 1996 was primarily a result of higher sales volume. Net revenues for the six months ended March 31, 1996 decreased 3% to $6,740,700 consisting of a 3% decrease in system revenues, while service revenues were flat compared to the six months ended March 31, 1995. The decrease in system revenues for the six month period ended March 31, 1996 was primarily a result of softer demand for the Company's software products in the first quarter of 1996. The flat service revenues for the three and six month periods ended March 31, 1996, was attributed to a decrease in the service revenue related to the sale of the Silver Plus division in September 1995, offset by the increased installed customer base for CAM and Profit$.

GROSS MARGIN for the three months ended March 31, 1996 was 54% compared to 47% for the three months ended March 31, 1995. Gross margin on system sales increased to 56% for the three months ended March 31, 1996 compared to 51% for the three months ended March 31, 1995. Gross margin for the six months ended March 31, 1996 was 53% compared to 48% for the six months ended March 31, 1995. Gross margin on system sales was 55% for the six months ended March 31, 1996, compared to 53% for the six months ended March 31, 1995. The increase in gross margin for system revenues was due to less pricing discounting. Gross margin for service revenue was 46% for the three months ended March 31, 1996 compared to 32% for the same period of 1995 Gross margin for service revenue was 47% for the six months ended March 31, 1996 compared to 29% for the six months ended March 31, 1995. The margin increase in service revenue was due to a decrease in costs related to the sale of the Silver Plus division in September 1995. There was also a decrease in 1996 service costs due to certain unstaffed positions in customer support that should be staffed by next quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues decreased for the three month period ended March 31, 1996 to 38%, compared to 44% for the three month period ended March 31, 1995. Selling, general and administrative expenses for the three months ended March 31, 1996 decreased 7% to $1,291,600, from the three months ended March 31, 1995. Selling, general and administrative expenses expressed as a percentage of net revenues decreased for the six month period ended March 31, 1996 to 38%, compared to 41% for the six month period ended March 31, 1995. Selling, general and administrative expenses for the six months ended March 31, 1996 decreased 10% to $2,575,100, from the six months ended March 31, 1995. The decrease was due to a decrease in expenses related to the sale of the Silver Plus division in September 1995.

RESEARCH AND DEVELOPMENT EXPENSE increased 39% to $300,000 for the three month period ended March 31, 1996 from $216,000 for the three month period ended March 31,




- -------------------------------------------------------------------------------

1995. Research and development expense increased 28% to $557,000 for the six month period ended March 31, 1996 from $435,000 for the six month period ended March 31, 1995. The increase for both periods was related to the enhancement of the CAM and Profit$ software products.

INCOME TAXES, the effective tax rate was 39% for the three and six months ended March 31, 1996. The Company was in an alternative minimum tax position for federal income tax purposes for the six months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $2,952,500 on March 31, 1996 compared to $3,015,700 on September 30, 1995. The Company generated $200,800 of cash from operations, and utilized $285,300 for the purchase of land in Nevada, and fixed assets for the six months ended March 31, 1996, compared to the generation of $185,500 from operations, and utilization of $124,600 for the purchase of fixed assets for the six months ended March 31, 1995.

Other than the acquisition of Interactive Computer Systems (ICS), the Company has no significant commitments for expenditures. However, the Company plans to build a facility in Nevada to house the research and development group.

Management believes the Company's existing working capital coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on the Company's operations.




- -------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.


PART II - OTHER INFORMATION
Items 1 - 5                                  Not Applicable

Item  6                                      Exhibits and Reports on Form 8-K

  (A)  Exhibits:

Exhibit 10(h)                                Employment agreement, dated January 1, 1996, between
                                             the Company and Geoffrey D. Knapp

Exhibit 10(i)                                Change of Control agreement, dated January 1, 1996,
                                             between the Company and Geoffrey D. Knapp

Exhibit 10(j)                                Employment agreement, dated January 1, 1996, between
                                             the Company and Paul Caceres Jr.

Exhibit 10(k)                                Change of Control agreement, dated January 1, 1996,
                                             between the Company and Paul Caceres Jr.

Exhibit 11                                   Computation of Net Income (Loss) Per Share

Exhibit 27                                   Financial Data Schedule

  (B)  Reports on Form 8-K                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CAM DATA SYSTEMS, INC. (Registrant)



Date: May 6, 1996                                       By /S/ Paul Caceres Jr.
                                                        Paul Caceres Jr.
                                                        Chief Financial and
                                                        Accounting Officer





- -------------------------------------------------------------------------------
                                       12