Form 10-Q
period 1996-06-30
CAM DATA SYSTEMS INC
filed 1996-08-07
CIK 819334

- ------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                   For the transition period from          to


                         Commission file number 0-16569


                             CAM DATA SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                     95-3866450
   ---------------------------------                   -------------------
      (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                   Identification No.)

       17520 NEWHOPE STREET # 100
      FOUNTAIN VALLEY, CALIFORNIA                            92708
      ---------------------------                          ----------
        (Address of principal                              (Zip code)
         executive offices)

                                 (714) 241-9241
- --------------------------------------------------------------------------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---



As of June 30, 1996 there were 1,954,200 shares of common stock outstanding.

- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.


                                     INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I    Financial Information

  Item 1  Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets at June 30,
                1996 and September 30, 1995                                                             3

                Condensed Consolidated Statements of Income for three
                months ended June 30, 1996 and 1995                                                     4

                Condensed Consolidated Statements of Income for nine
                months ended June 30, 1996 and 1995                                                     5

                Condensed Consolidated Statements of Cash Flows for
                nine months ended June 30, 1996 and 1995                                                6

                Notes to Condensed Consolidated Financial Statements                                   7-8

  Item 2  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                       9-10

PART II   Other Information                                                                            11

  Signature page                                                                                       12

- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION


                             CAM DATA SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       (UNAUDITED)
                                                                         JUNE 30              SEPTEMBER 30
                                                                          1996                    1995
                                                                       -----------            ------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $3,002,500              $3,015,700
  Accounts receivable, net                                               2,453,500               1,817,100
  Inventories                                                              629,400                 433,800
  Prepaid expenses                                                         109,600                  76,600
  Deferred income taxes                                                     50,000                  50,000
                                                                        ----------              ----------
Total current assets                                                     6,245,000               5,393,200

Property and equipment, net                                                590,100                 442,600
License agreement, capitalized software
  costs and intangible assets, net                                         549,800                 268,100
Note receivable from officer                                                14,300                  15,000
Other assets                                                                24,800                  22,200
                                                                        ----------              ----------
Total assets                                                            $7,424,000              $6,141,100
                                                                        ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  979,400              $  615,200
  Accrued compensation and related expenses                                618,000                 594,000
  Income taxes payable                                                     280,800                 201,300
  Customer deposits and deferred service revenue                           322,000                 151,800
  Accrued installation costs                                               135,000                 110,000
  Other accrued liabilities                                                328,900                 381,000
                                                                        ----------              ----------
Total current liabilities                                                2,664,100               2,053,300

Stockholders' equity:
  Common stock, $.001 par value,
    5,000,000 shares authorized,
    1,954,200 shares issued and
    outstanding (1,931,000 at Sept. 30, 1995)                                2,000                   1,900
  Paid-in capital in excess of par                                       3,836,100               3,795,700
  Less notes receivable for purchase
     of common stock                                                       (44,900)                (60,900)
  Retained earnings                                                        966,700                 351,100
                                                                        ----------              ----------
Total stockholders' equity                                               4,759,900               4,087,800
                                                                        ----------              ----------
Total liabilities and stockholders' equity                              $7,424,000              $6,141,100
                                                                        ==========              ==========




See notes to financial statements


- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                       -----------------------------------
                                                                         JUNE 30                 JUNE 30
                                                                          1996                     1995
                                                                       -----------             -----------
REVENUES:
    Net system revenues                                                 $3,916,200              $3,118,700
    Net service revenues                                                   797,600                 685,200
                                                                        ----------              ----------
      Total net revenues                                                 4,713,800               3,803,900

COSTS AND EXPENSES:
    Costs of system revenues                                             1,904,900               1,455,400
    Costs of service revenues                                              385,800                 415,500
                                                                        ----------              ----------
      Total costs of revenues                                            2,290,700               1,870,900
    Selling, general and
      administrative expenses                                            1,637,800               1,532,000
    Research and development expense                                       343,000                 217,500
    Interest income                                                        (30,200)                (19,200)
                                                                        ----------               ---------
      Total costs and expenses                                           4,241,300               3,601,200
                                                                        ----------              ----------

Income before provision for income taxes                                   472,500                 202,700
Provision for income taxes                                                 184,700                  25,000
                                                                        ----------              ----------

NET INCOME                                                              $  287,800              $  177,700
                                                                        ==========              ==========

Primary net income per share                                            $      .13              $      .09
                                                                        ==========              ==========

Fully-diluted net income per share                                      $      .13              $      .09
                                                                        ==========              ==========

Shares used in computing primary
  net income per share                                                   2,165,900               2,006,700
                                                                        ==========              ==========

Shares used in computing fully-diluted
  net income per share                                                   2,168,700               2,006,700
                                                                        ==========              ==========





See notes to financial statements




- ------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                       -----------------------------------
                                                                         JUNE 30                 JUNE 30
                                                                          1996                     1995
                                                                       -----------             -----------
REVENUES:
    Net system revenues                                                $ 9,312,700             $ 8,702,500
    Net service revenues                                                 2,141,800               2,025,800
                                                                       -----------             -----------
      Total net revenues                                                11,454,500              10,728,300

COSTS AND EXPENSES:
    Costs of system revenues                                             4,337,700               4,106,400
    Costs of service revenues                                            1,092,900               1,363,500
                                                                       -----------             -----------
      Total costs of revenues                                            5,430,600               5,469,900
    Selling, general and
      administrative expenses                                            4,212,900               4,404,700
    Research and development expense                                       900,000                 652,600
    Interest income                                                        (98,600)                (50,700)
                                                                       -----------             -----------
      Total costs and expenses                                          10,444,900              10,476,500
                                                                       -----------             -----------

Income before provision for income taxes                                 1,009,600                 251,800
Provision for income taxes                                                 394,000                  62,000
                                                                       -----------             -----------

NET INCOME                                                             $   615,600             $   189,800
                                                                       ===========             ===========

Primary net income per share                                           $       .29             $       .10
                                                                       ===========             ===========

Fully-diluted net income per share                                     $       .28             $       .09
                                                                       ===========             ===========

Shares used in computing primary
  net income per share                                                   2,134,800               1,990,200
                                                                       ===========             ===========

Shares used in computing fully-diluted
  net income per share                                                   2,168,700               2,006,700
                                                                       ===========             ===========





See notes to financial statements



- ------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                        ----------------------------------
                                                                          JUNE 30                 JUNE 30
                                                                           1996                    1995
                                                                        ----------              ----------
Operating activities:
  Net income                                                            $  615,600              $  189,800
  Adjustments to reconcile net
    income to net cash provided
    by operations:
    Depreciation and amortization                                          327,900                 442,700
    Provision for doubtful accounts                                         10,000                  10,000
    Other                                                                   16,700                   8,300
    Net changes in operating assets and
      liabilities                                                         (266,800)               (184,700)
                                                                        ----------              ----------
Net cash provided by operations                                            703,400                 466,100
                                                                        ----------              ----------

Investing activities:
  Purchase of property and equipment                                      (357,100)               (136,500)
  Business acquisitions and other investments                             (400,000)                 (5,100)
                                                                        ----------              ----------
Cash used in investing activities                                         (757,100)               (141,600)
                                                                        ----------              ----------

Financing activities:
  Proceeds from exercise of stock options                                   40,500                   7,500
                                                                        ----------              ----------
Net increase (decrease) in cash                                            (13,200)                332,000
Cash and cash equivalents at
  beginning of period                                                    3,015,700               1,614,900
                                                                        ----------              ----------
Cash and cash equivalents at end of period                              $3,002,500              $1,946,900
                                                                        ==========              ==========





See notes to financial statements



- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The balance sheet as of June 30, 1996, and the related statements of operations for the three and nine month periods ended June 30, 1996 and 1995, and statements of cash flows for the nine month periods ended June 30, 1996 and 1995 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1995.

INVENTORIES

      Inventories are stated at the lower of cost determined on a first-in, first out basis, or net realizable value, and are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company's products.

STATEMENTS OF CASH FLOWS

      Net changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows are as follows:

                                                                                  NINE MONTHS ENDED
                                                                         --------------------------------
                                                                          JUNE 30                JUNE 30
                                                                            1996                   1995
                                                                         ---------              ---------
(Increase) decrease in:
    Accounts receivable                                                  $(646,400)             $(257,400)
    Inventory                                                             (195,600)              (140,300)
    Prepaid expenses                                                       (33,000)                19,200
Increase (decrease) in:
    Accounts payable                                                       364,200               (147,900)
    Sales commission payable                                                24,000                 66,000
    Accrued installation costs                                              25,000                  7,000
    Customer deposits                                                      170,200                 15,000
    Accrued liabilities                                                     24,800                253,700
                                                                         ---------              ---------
Net changes in operating assets
    and liabilities                                                      $(266,800)             $(184,700)
                                                                         =========              =========



Income taxes paid during the nine months ended June 30, 1996 and 1995 were $240,80. There was no interest expense paid in the first nine months of 1996 or 1995.

- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



2.  ACQUISITIONS

         On April 12, 1996, CAM Data Systems announced the acquisition of Interactive Computer Systems, Inc. (ICS) of Las Vegas, Nevada, for cash and additional consideration consisting of shares of common stock to be issued contingent upon meeting certain revenue and earnings levels. ICS is a reseller and "master developer" for M*A*S 90(R) accounting, distribution and manufacturing software. M*A*S 90 is a product of State Of The Art(TM) of Irvine, CA. CAM Data Systems will offer integrated M*A*S 90 accounting solutions with its CAM and Profit$ software for retailers. The Company will also offer M*A*S 90 distribution and manufacturing solutions. ICS will be operated as a wholly owned subsidiary.

- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                THREE MONTHS ENDED JUNE 30, 1996, AS COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1995

                NINE MONTHS ENDED JUNE 30, 1996, AS COMPARED TO
                        NINE MONTHS ENDED JUNE 30, 1995


RESULTS OF OPERATIONS


NET REVENUES for the three months ended June 30, 1996 increased 24% to $4,713,800 consisting of a 26% increase in system revenues, and a 16% increase in service revenues compared to the three months ended June 30, 1995. Net revenues for the nine months ended June 30, 1996 increased 7% to $11,454,500 consisting of a 7% increase in system revenues, and a 6% increase in service revenues compared to the nine months ended June 30, 1995. The increase in system revenues for the three and nine month periods ended June 30, 1996 was primarily a result of higher sales volume related in part to the introduction of the new CAM III product. The increase in service revenues for the three and nine month periods ended June 30, 1996, was attributed to an increase in the installed customer base for CAM and Profit$ and the inclusion of ICS revenue, offset by the decreased service revenue related to the sale of the Silver Plus division in September 1995.

GROSS MARGIN for the three months ended June 30, 1996 and 1995 remained constant at 51%. Gross margin on system sales decreased to 51% for the three months ended June 30, 1996 compared to 53% for the three months ended June 30, 1995. Gross margin for the nine months ended June 30, 1996 was 53% compared to 49% for the nine months ended June 30, 1995. Gross margin on system sales was 53% for the nine months ended June 30, 1996, and 1995. The flat gross margins on system sales reflect the competitive nature of the marketplace. Gross margin for service revenue was 52% for the three months ended June 30, 1996 compared to 39% for the same period of 1995. Gross margin for service revenue was 49% for the nine months ended June 30, 1996 compared to 33% for the nine months ended June 30, 1995. The margin increase in service revenue was due to a decrease in costs related to the sale of the Silver Plus division in September 1995. There was also a decrease in 1996 service costs due to certain unstaffed positions in customer support that should be filled in the near future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues decreased for the three month period ended June 30, 1996 to 35%, compared to 40% for the three month period ended June 30, 1995. Selling, general and administrative expenses for the three months ended June 30, 1996 increased 7% to $1,637,800, from the three months ended June 30, 1995. The increase was mainly due to expenses related to ICS, combined with increases in advertising and commissions expense. Selling, general and administrative expenses expressed as a percentage of net revenues decreased for the nine month period ended June 30, 1996 to 37%, compared to 41% for the nine month period ended June 30, 1995. Selling, general and administrative expenses for the nine months ended June 30, 1996 decreased 4% to $4,212,900, from the nine months ended June 30, 1995. The decrease was due to a decrease in expenses related to the sale of the Silver Plus division in September 1995.

RESEARCH AND DEVELOPMENT EXPENSE increased 58% to $343,000 for the three month period ended June 30, 1996 from $217,500 for the three month period ended June 30, 1995.


- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

Research and development expense increased 38% to $900,000 for the nine month period ended June 30, 1996 from $652,600 for the nine month period ended June 30, 1995. The increase for both periods was related to the enhancement of the CAM and Profit$ software products.

INCOME TAXES, the effective tax rate was 39% for the three and nine months ended June 30, 1996. The Company was in an alternative minimum tax position for federal income tax purposes for the nine months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $3,002,500 on June 30, 1996 compared to $3,015,700 on September 30, 1995. The Company generated $703,400 of cash from operations, and utilized $757,100 for the purchase of land in Nevada, fixed assets, and for the acquisition of the ICS subsidiary during the nine months ended June 30, 1996, compared to the generation of $466,100 from operations, and utilization of $141,600 for the purchase of fixed assets for the nine months ended June 30, 1995.

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







- ------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.


PART II - OTHER INFORMATION

Items 1 - 3       Not Applicable

Items 4           Submission of Matters to a Vote of Security Holders

On May 9, 1996, the Company held its annual meeting of shareholders.

The following items were voted upon at the annual meeting with the results of the voting:

1. The re-election of three persons to serve on the Company's Board of Directors. The term shall be until the next meeting of shareholders in 1997.

                                     VOTES
                                     -----
                             For                     Against                  Abstain         Unvoted
                          ---------                  -------                  -------         -------
Geoffrey D. Knapp         1,614,832                   4,600                      --             --
Walter Straub             1,614,832                   4,600                      --             --
David Frosh               1,614,832                   4,600                      --             --

2. The confirmation of Ernst & Young as the independent auditors of the Company.

                                     VOTES
                                     -----
                     For                    Against                  Abstain         Unvoted
                  ---------                 -------                  -------         -------
                  1,616,332                   100                     3,000             --

3. The amendment of the Company's 1993 Stock Option Plan to increase from 400,000 to 650,000 the number of shares of the Company's Common Stock for which options may be granted to directors, officers and employees of, and consultants to, the Company.

                                     VOTES
                                     -----
                     For                    Against                  Abstain         Unvoted
                  ---------                 -------                  -------         -------
                 1,175,354                  179,325                   12,000         252,753


Items 5          Not Applicable

Item  6          Exhibits and Reports on Form 8-K

  (A)  Exhibits:

       Exhibit 11       Computation of Net Income Per Share

       Exhibit 27       Financial Data Schedule

  (B)  Reports on Form 8-K

       None




- ------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CAM DATA SYSTEMS, INC. (Registrant)



Date: August 7, 1996                    By /s/ PAUL CACERES JR.
                                           -------------------------------
                                               Paul Caceres Jr.
                                               Chief Financial and
                                               Accounting Officer

- -------------------------------------------------------------------------------