Form 10-K
period 1996-09-30
CAM DATA SYSTEMS INC
filed 1996-12-23
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [No Fee Required]

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


                            (cover page 1 of 2 pages)

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 11, 1996 was approximately $5,957,000. As of December 11, 1996, there were outstanding 1,964,200 shares of Common Stock of the Registrant, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Part II Annual Report to Stockholders for fiscal year ended September 30, 1996


                            (cover page 2 of 2 pages)

                                     PART I


ITEM 1.  BUSINESS

General

THE COMPANY

         CAM Data Systems, Inc. (the "Company") was organized under the laws of the State of Delaware on April 29, 1987. On June 5, 1987, CAM Data Systems, Inc., a corporation organized on September 20, 1983, under the laws of the State of California was merged with and into the Company. The Company's principal business is to design, assemble, market, service, and support point of sale, order entry, inventory control, and accounting systems for small to medium size retailers. The Company earns revenues from the sale of its systems and monthly service fees charged to its customers under service agreements. Sales and service operations are located in California, Florida and Massachusetts while the Company's customers are located throughout the United States.

         On April 12, 1996, CAM Data Systems, Inc., acquired Interactive Computer Systems, Inc. (ICS), of Las Vegas, Nevada, for cash and additional consideration consisting of shares of common stock to be issued upon meeting certain revenue and earnings levels. ICS is a reseller and "master developer" for M.A.S. 90(R) accounting, distribution and manufacturing software. M.A.S. 90(R) is a product of State of The Art of Irvine, California. ICS is operated as a wholly owned subsidiary.

THE SYSTEMS

The Company offers two Turn Key Systems:

1. THE CAM SYSTEM - designed for hardgoods retailers whose inventory is reorderable in nature.

2. THE PROFIT$ SYSTEM - designed for Apparel and Shoe retailers whose inventory is seasonal in nature and color and size oriented.

         The Company's systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by hour, day and/or month. In addition, the Company's systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (cost, average cost and retail) and other reports. The systems can also provide accounting functions including accounts receivable, accounts payable, general ledger, and payroll.

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

         ACCOUNTING MANAGEMENT

         The CAM system is capable of performing accounting functions through software available from the Company. The system can maintain accounts receivable, accounts payable and general ledgers and can maintain and perform all payroll functions including the printing of payroll checks. The Company sells M.A.S. 90(R) software and provides training to its customers that want a fully integrated accounting and inventory control system.

SERVICE AND SUPPORT

         Customer service and support is a critical element in maintaining customer satisfaction. Each purchaser of a system, for an ongoing fee ranging from .75% to 1.2% per month of the initial purchase price of the system purchased, receives service and support from the Company. The service and support provided by the Company includes:

1. HARDWARE SERVICE. The Company's service representatives will service the computer hardware included in a system at the customer's location, and currently contracts with Lucent Technologies, formerly known as AT&T, for on site service and repair. The representatives are trained to determine the source of the problem or malfunction in the hardware and, once determined, replace the defective component. The Company's on-site service representatives do not attempt to repair defective components. Defective components, after removal from the system, are either repaired at the Company's facility or sent to a manufacturer's authorized service center for repair.

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

MARKETING

         DIRECT SALES

         The Company markets its systems primarily through the Company's direct sales force consisting of seventeen salespersons, all of whom work exclusively for the Company. The Company's marketing efforts extend nationwide with offices in the states of California, Florida and Massachusetts. Each salesperson is assigned a specific geographical territory in which to offer the systems. Typically, the salesperson will telephone canvas an area, and in some cases make visits to retailers in the assigned territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by the Company to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, the Company is generally able to install an entire system within four to six weeks. The Company is paid directly by the customer or by third party leasing companies. Salespersons are compensated on the basis of a percentage of gross profit to the Company for each system sold.

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

BACKLOG

         The Company purchases component hardware for its systems based upon system purchase orders and its forecast of demand for its products. Orders from customers are usually shipped by the Company pursuant to an agreed upon schedule. However, orders may be cancelled or rescheduled by the customer without penalty. For this reason, management believes backlog information is not indicative of the Company's future sales or business trends and is subject to fluctuation. As of December 11, 1996, backlog was approximately $1,364,000 as compared to $583,000 on December 10, 1995. Backlog is based upon purchase orders placed with the Company which the Company believes are firm orders.

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

         The Company spent approximately $1,219,300, $979,400, and $652,300 on software development, including amounts capitalized during the years ended September 30, 1996, 1995, and 1994, respectively. The Company anticipates that it will continue to incur software development costs in connection with enhancements and improvements of its software and the development of new products. These activities may require an increase in the Company's programming and technical staff which presently consists of sixteen programmers and four quality control and testing personnel.

EMPLOYEES

         The Company has one hundred and thirty-four full time employees, eight of whom are employed in finance and administration, twenty in programming and testing, twenty-nine in sales and marketing, and seventy-seven in operations, installation, and service and support.

         None of the Company's employees are represented by a labor union and the Company believes that it enjoys harmonious relationships with its employees.

ENVIRONMENTAL REGULATIONS

         There has been no material effect on the Company from compliance with environmental regulations.

ITEM 2.  PROPERTIES

         In January 1996, the Company purchased 2.4 acres of land in the Wagon Wheel Industrial Park in Henderson, Nevada, for a total sum of $143,000. The Company plans to construct an 11,000-square foot building which will house its development group and the ICS staff. The construction is under way and is expected to be completed in the Spring of 1997.

         The Company currently leases approximately 15,900 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring January 31, 1998, at an average annual rent of approximately $145,000 a year. This facility houses the Company's executive and administrative offices, service and support staff, and inventory warehouse.

         In addition, the Company also leases the following properties: (i) approximately 1,400 square feet of office space in Millis, Massachusetts on a month to month lease of $800 per month; (ii) approximately 300 square feet of office space in Altamonte Springs, Florida on a month to month lease of $350 per month; (iii) approximately 2,600 square feet of office space in Boulder City, Nevada, which houses the Company's research and development team, on a month to month lease of $2,000 per month; and (iv) approximately 4,200 square feet of office space in Las Vegas, Nevada, which houses the Company's subsidiary, ICS, on a month to month lease of $2,800 per month.

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



                                     PART II


         PURSUANT TO GENERAL INSTRUCTION G(2), ITEMS, 5, 6, 7 AND 8 HAVE BEEN OMITTED SINCE THE REQUIRED INFORMATION IS CONTAINED IN THE COMPANY'S 1996 ANNUAL REPORT TO STOCKHOLDERS PURSUANT TO RULE 14a-3(b), COPIES OF WHICH ARE BEING FILED AS AN EXHIBIT TO THE FORM 10-K, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN.

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

   ITEM 8: FINANCIAL STATEMENTS AND     SEE BELOW.
           SUPPLEMENTARY DATA.

         Information for Item 8 is included in the Company's financial statements as of September 30, 1996 and 1995 and for each of the three years in the period ended September 30, 1996, and the Company's unaudited quarterly financial data for the two years ended September 30, 1996, on pages 6 through 13 and page 15, respectively, of the Company's 1996 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 14 of the Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         NOT APPLICABLE.

                                    PART III


                                   MANAGEMENT


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS AND DIRECTORS

         As of September 30, 1996, the executive officers and directors of the Company and their ages are as follows:

NAME                   AGE               POSITION WITH THE COMPANY
--------------------------------------------------------------------------------

Geoffrey D. Knapp       38                Chief Executive Officer, Chairman
                                                     of the Board and Secretary

David A. Frosh          38                President and Director

Paul Caceres, Jr.       36                Chief Financial Officer and
                                                     Chief Accounting Officer

Timothy D. Coco         39                Vice President, Customer Service
                                                     and Installations

David Fuller            52                Vice President, Research and
                                                     Development

Walter W. Straub        53                Director

Dr. Fred M. Haney       55                Director

Corley Phillips         41                Director

         Geoffrey D. Knapp, founder of the Company, has been a director, and an officer of the Company since its organization in September, 1983. From 1980 to 1983, he was employed by Triad Systems Corporation as a point of sale systems salesman selling to retail hardware stores. Mr. Knapp received a bachelor's degree in marketing from the University of Oregon in 1980.

         David A. Frosh joined the Company as president in June 1996. Mr. Frosh has been a member of the board directors since August 1991. From June 1990 to June 1996, Mr. Frosh was employed as a sales executive for the national accounts division of Automatic Data Processing (ADP). ADP provides computerized transaction processing, data communications and information services. From June 1988 to June 1990, Mr. Frosh served as director of marketing for Optima Retail Systems, a privately held company which manufactured and marketed inventory control systems for the retail apparel industry. From July 1980 to June 1988, Mr. Frosh held several marketing and management positions including national accounts manager for the Los Angeles division of Savin Corporation, a marketer of office copier and facsimile machines. Mr. Frosh received a bachelor's degree in marketing from Central Michigan University in 1980.

         Paul Caceres, Jr. has been the Chief Financial Officer and Chief Accounting Officer of the Company since September 1987. From 1982 to 1987, Mr. Caceres was employed by Arthur Young & Company, the predecessor to Ernst & Young LLP, as an Audit Senior and in 1987, was promoted to Audit Manager. He received a bachelor's degree in business administration from the University of Southern California in 1982.

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

         Walter W. Straub, has been a director of the Company since May 1989. He is also currently, and has been since October 1983, President, Chief Executive and a director of Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub received a bachelor's degree in electrical engineering in 1965 and a master's degree in finance in 1970 from Drexel University.

         Dr. Fred M. Haney joined CAM Data as director in September 1996. Dr. Haney has been the president of Venture Management Company, Palos Verdes Estates, California, since 1991. From 1984 to 1991, he was founder and manager of 3I Ventures, California, a high technology venture capital fund. From 1980 to 1983, he performed senior management functions at TRW, and from 1968 to 1980, he held management positions at Xerox Corporation and Computer Science Corporation. Dr. Haney has extensive experience in strategic planning, operations and finance in the information and computer industry. Dr. Haney holds a doctorate in computer science from Carnegie-Mellon University.

         Corley Phillips joined CAM Data as a director in September 1996. Since August 1996, Mr. Phillips has been president, CEO and a director for Telephone Response Technologies, a Roseville, California-based developer of computer technology software. Mr. Phillips also serves on the board of directors for Presentation Electronics and the Sacramento Entrepreneurship Academy, a non-profit organization that supports college student entrepreneurs in the Sacramento area. From 1995 to 1996, Mr. Phillips served as vice president of marketing and product support for State of The Art, an accounting software company based in Irvine, California. From 1990 to 1994, Mr. Phillips was president and CEO of Manzanita Software Systems, a developer of Windows-based accounting software. From 1984 to 1990, Mr. Phillips was president and co-founder of Grafpoint, a developer of software for computer applications based in San Jose, California. Mr. Phillips has also held various sales and marketing positions with Envision Technology and Hewlett-Packard. Mr. Phillips holds both a bachelor's degree and a master's degree in electrical engineering from Washington University in St. Louis, Missouri, as well as a master's degree in business administration from Santa Clara University in Santa Clara, California.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) at September 30, 1996, except as noted below. These reports were subsequently filed.


The following table sets forth the individual(s) who met the requirements of
Section 16(a) during the year ended September 30, 1996, and were filed late:

                                      No. of          No. of
                    No. of         Transactions       reports
Name             Late Reports    on Late Reports     Not Filed
----             ------------    ---------------     ---------
Tim Coco               1                1                --

CERTAIN SIGNIFICANT EMPLOYEES

         The Company does not have any significant employees who are not officers.
FAMILY RELATIONSHIPS

         There are no family relationships by or between any director or officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth, as of the date hereof, information concerning cash compensation, bonuses and deferred compensation paid by the Company for services rendered to the Company during the fiscal year ended September 30, 1996, and the prior two fiscal years, to the Company's Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000:



                          SUMMARY COMPENSATION TABLE

                          Annual                   Long Term
                       Compensation               Compensation
Name and                                 Other                      (2)
Principal                        (1)     Annual     Number of    All Other
Position        Year   Salary   Bonus Compensation   Options    Compensation
--------        ----   ------   ------------------   -------    ------------

Geoffrey Knapp
Chairman of     1996  $194,600 $54,300     --            0        $1,800
  the Board     1995  $164,500 $31,400     --            0        $2,000
CEO             1994  $150,000 $13,000     --       50,000        $2,000

Paul Caceres Jr.
CFO             1996  $132,200 $34,500     --            0             0
                1995  $103,800 $20,000     --            0        $2,000
                1994  $ 90,000 $ 9,000     --       45,000        $2,000

Timothy D. Coco
Vice Pres.      1996  $ 92,400 $27,700     --            0             0
  Customer      1995  $ 84,000 $16,800     --            0             0
  Service       1994  $ 80,000 $ 8,000     --       10,000             0

Dave Fuller
Vice Pres.      1996  $ 91,200 $13,500     --            0             0
  R & D

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

The following table sets forth information concerning grants of stock options during the fiscal year ended September 30, 1996, to the officers identified in the Summary Compensation Table:

                        OPTION GRANTS IN FISCAL YEAR 1996
                                INDIVIDUAL GRANTS

                 (1)                                             Potential Realizable
              Number of                                          Value at Assumed
              Securities   % of Total       (2)                  Annual Rates of
              Underlying    Options      Exercise                Stock Price
              Options      Granted to     or Base                Appreciation for
              Granted      Employees       Price    Expiration   Option Term
Name            (#)         in 1996       ($/Sh)       Date          5($)         10($)
---------------------------------------------------------------------------------------
Tim Coco       10,000         6%           4.75      06/26/06       29,900       75,700

(1)   Options granted in fiscal year 1996 vest over a four-year period.
(2)   The exercise price was equal to the market price on the date of grant.


          AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

                                                           Value of
                                         Number of        Unexercised
                                        Unexercised       In-the-Money
                                          Options           Options
                    Shares               at Sept. 30,     at Sept. 30,
                   Acquired                 1996              1996
                      on     Value(1)   Exercisable/      Exercisable/
Name               Exercise  Realized   Unexercisable     Unexercisable
--------------------------------------------------------------------------------
Geoff Knapp           --        --      60,000/     0    $157,600/$     0
Paul Caceres Jr.      --        --      42,500/ 2,500    $111,900/$ 6,200
Timothy D. Coco       --        --      11,300/ 3,800    $ 22,700/$ 8,600
David Fuller          --        --      15,800/14,200    $ 37,600/$33,600

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

TO: THE BOARD OF DIRECTORS

         As members of the Compensation Committee, it is our duty to review and recommend the compensation levels for members of the Company's management, evaluate the performance of management and administer the Company's various incentive plans. This Committee has reviewed in detail the Compensation of the Company's five executive officers. In the opinion of the Committee, the compensation of the five executive officers of the Company is reasonable in view of its performance and the respective contributions of such officers to the Company's performance.

         In determining the management compensation, this Committee compares the compensation paid to management to the level and structure of compensation paid to management of competing companies. Additionally, the Committee considers the sales and earnings performance of the Company compared to competing and similarly situated companies. The Committee also takes into account such relevant external factors as general economic conditions, geographic market of work place, stock price performance and stock market prices.

         Management compensation is comprised of 75% to 80% of fixed salary, and 20% to 25% variable compensation based on performance factors. Stock options are granted at the discretion of the Board of Directors, and there is no set minimum or maximum amount of options that can be issued. Performance factors that determine management compensation are sales and net income of the Company. These performance factors were exceeded in fiscal 1996 with a 103% increase in net income.

         The committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 1996, the compensation for the Chief Executive Officer was comparable to other Chief Executive Officers of middle market companies in related industries.

         Mr. Knapp, a member of the Committee, is also an executive officer of the Company. However, Mr. Knapp abstained from any considerations with respect to any decision directly affecting his compensation.

         Compensation Committee

         David Frosh, Walter Straub and Geoffrey D. Knapp
         December 1, 1996



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

1993 STOCK OPTION PLAN

         In April 1993, the shareholders of the Company approved the Company's 1993 Stock Option Plan (the "1993 Plan") under which non- statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 650,000 shares of the Company's common stock. The Plan has a term of ten years. There have been 479,500 options granted under the 1993 Plan as of September 30, 1996.



401-K PLAN

         In July 1991, the Company adopted a contributory profit-sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. The Company's contributions are at the discretion of the board of directors. The Company contribution for the fiscal year ended September 30, 1996, totaled $ 42,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 30, 1996, certain information regarding ownership of the Company's Common Stock by (i) each person that the Company knows is the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company who owns Common Stock and (iii) all directors and officers as a group, without naming them, showing name and address, amount and nature of shares beneficially owned and the percentage of the class owned.

               Name and Address       Amount & Nature     Percentage
Title of        of Beneficial          of Beneficial          of
  Class             Owner              Ownership (8)       Class (9)
  -----             -----              -------------       ---------
Common Stock  Geoffrey D. Knapp(1)       387,900(2)         17.8%

Common Stock  Paul Caceres Jr. (1)        42,500(3)          2.0%

Common Stock  Timothy D. Coco (1)         11,900(4)            *

Common Stock  David Fuller (1)            15,800(5)            *

Common Stock  Walter W. Straub(1)         72,500(6)          3.3%

Common Stock  David Frosh (1)             60,300(7)          2.8%

Common Stock  ZPR Investment Mgmt.       528,000            24.2%

Common Stock  All Directors and
              Officers as a
              Group (of 7 persons)       590,900            27.1%

*  Less than 1.0%.

(1) c/o Cam Data Systems, Inc., 17520 Newhope Street, Suite 100, Fountain Valley, California 92708.

(2) Includes (i) an aggregate of 3,100 shares of Common Stock held in trust for three daughters of Mr. Geoffrey Knapp over which he has shared voting power (ii) options to purchase an aggregate of 10,000 shares until the sooner of October 12, 1997, or twelve months after ceasing to serve as a director at a price of $2.34 per share.(iii) options to purchase an aggregate of 50,000 shares until October 20, 2003 at a price of $1.93 per share.

(3) Includes options to purchase (i) an aggregate of 15,000 shares of Common Stock until October 20, 2003, at a price of $1.75 per share (ii) an aggregate of 27,500 shares of Common Stock until January 3, 2004 at a price of $2.13 per share.

(4) Includes options to purchase (i) an aggregate of 4,400 shares of Common Stock until April 1, 2003, at a price of $3.38 per share (ii) an aggregate of 7,500 shares of Common Stock until January 3, 2004, at a price of $2.13 per share.

(5) Includes options to purchase an aggregate of 15,800 shares of Common Stock until March 13, 2005, at a price of $2.25 per share.

(6) Includes options to purchase (i) an aggregate of 10,000 shares until the sooner of August 7, 1996, or twelve months after ceasing to serve as a director at a price of $.875 per share and (ii) options to purchase an aggregate of 10,000 shares until the sooner of October 12, 1997, or twelve months after ceasing to serve as a director at a price of $2.125 per share (iii) options to purchase an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share
(iv) options to purchase an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.375 per share (v) options to purchase an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $5.50 per share.

(7) Includes options to purchase (i) an aggregate of 10,000 shares until the sooner of October 12, 1997, or twelve months after ceasing to serve as a director at a price of $2.125 per share (ii) options to purchase an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share (iii) options to purchase an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.375 per share (vi) options to purchase an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $5.50 per share.

(8) For the purposes of the above table and the notes thereto, the Company's Common Stock shown as "beneficially owned" includes all securities which pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, may be deemed to be "beneficially owned" including, without limitation, all securities which the "beneficial owner" has the right to acquire within 60 days, as, for example, through the exercise of any option, warrant or right, the conversion of convertible securities or pursuant to the power to revoke a trust, discretionary account or similar arrangement.

(9) The percentage of ownership of the class of voting securities in the above table has been calculated by dividing (i) the aggregate number of shares of such class actually owned plus all shares of such class which may be deemed to be "beneficially owned," by (ii) the number of shares of such class actually outstanding plus the number of shares of such class such "beneficial owner" may be deemed to "beneficially own" assuming no other acquisitions of shares of such class through the exercise of any option, warrant or right by any other person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 1996, the Company granted non-qualified options to certain employees and directors to purchase an aggregate of 157,500 shares of Common Stock of the Company at a price ranging from $3.38 to $5.50 per share expiring ten years from the date of grant.

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

10(f)    Line of Credit Agreement, dated July 18, 1996, with Silicon Valley
         Bank.

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1996.

23       Consent of Independent Auditors.

27       Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the last quarter of the year ended September 30, 1996, covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be filed on its behalf by the undersigned, thereunto duly authorized.

                                         CAM DATA SYSTEMS, INC.

                                         By: /s/ Geoffrey D. Knapp
                                             ---------------------------------
                                             Geoffrey D. Knapp,
                                             Chief Executive Officer


                                         By: /s/ Paul Caceres, Jr.
                                             ---------------------------------
                                             Paul Caceres, Jr.,
                                             Chief Financial Officer and Chief
                                             Accounting Officer

                                         Date: December 20, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Geoffrey D. Knapp    Chief Executive          December 20, 1996
---------------------    Officer and Chairman
Geoffrey D. Knapp        of the Board



/s/ David Frosh          President and            December 20, 1996
---------------------    Director
David Frosh


/s/ Walter W. Straub     Director                 December 20, 1996
---------------------
Walter W. Straub


                         Director                 December 20, 1996
---------------------
Dr. Fred M. Haney


---------------------    Director                 December 20, 1996
Corley Phillips

                             CAM DATA SYSTEMS, INC.
                                    INDEX TO
                            FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(a)

                                                        Page Reference
                                                        --------------
                                                  Annual Report
                                                  -------------
                                                 to Stockholders    Form 10-K
                                                 ---------------    ---------

Report of Independent Auditors...............          14

Consolidated Balance Sheets at
 September 30, 1996 and 1995.................           6

Consolidated Statements of Income for Years
 Ended September 30, 1996, 1995 and 1994.....           7

Consolidated Statements of Cash Flows for Years
 Ended September 30, 1996, 1995 and 1994......          8

Consolidated Statements of Stockholders' Equity
 for Years Ended September 30, 1996,
 1995 and 1994...............................           9

Notes to Consolidated Financial Statements....        10-13

Report of Independent Auditors on Consolidated
 Financial Statement Schedule ................                          24

II.     Valuation and Qualifying Accounts
        for the Years Ended
        September 30, 1996, 1995 and 1994.....                          25


All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
CAM Data Systems, Inc.


We have audited the consolidated financial statements of CAM Data Systems, Inc. as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated November 18, 1996. Our audits also included the financial statement schedule of CAM Data Systems, Inc. listed in the accompanying index to the consolidated financial statements and financial statement schedules (Item 14(a)). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             ERNST & YOUNG LLP



Orange County, California
November 18, 1996

                             CAM DATA SYSTEMS, INC.
                 SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended September 30, 1996, 1995, and 1994

                                                   Deductions/
                       Balance at     Additions   Accounts written
                       Beginning     charged to     off net of      Balance at
                        of Year        income       recoveries      end of year

Allowance for doubtful
  accounts receivable:

1996:                   $140,000      $175,600       $165,600         $150,000

1995:                   $120,000      $157,800       $137,800         $140,000

1994:                   $ 90,000      $135,900       $105,900         $120,000

                             CAM DATA SYSTEMS, INC.

                              EXHIBITS TO FORM 10-K

                      FOR THE YEAR ENDED SEPTEMBER 30, 1996

                             CAM DATA SYSTEMS, INC.

                         EXHIBIT INDEX TO THE FORM 10-K

                      FOR THE YEAR ENDED SEPTEMBER 30, 1996


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

10(f)    Line of Credit Agreement, dated July 18, 1996, with Silicon Valley
         Bank.

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1996.

23       Consent of Independent Auditors.

27       Financial Data Schedule.