Form 10-Q
period 1996-12-31
CAM DATA SYSTEMS INC
filed 1997-02-11
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended DECEMBER 31, 1996

                                       OR

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the transition period from _____ to _____

                         Commission file number 0-16569

                             CAM DATA SYSTEMS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   95-3866450
     (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                   Identification No.)

               17520 NEWHOPE STREET                          92708
            FOUNTAIN VALLEY, CALIFORNIA                    (Zip code)
               (Address of principal
                executive offices)

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

As of December 31, 1996 there were 1,981,200 shares of common stock outstanding.

                             CAM DATA SYSTEMS, INC.

                                     INDEX

PART I  Financial Information

Item 1 Condensed Consolidated Financial Statements:                             Page Number
    o    Condensed Consolidated Balance Sheets at December 31, 1996 and               3
         September 30, 1996
    o    Condensed Consolidated Statements of Income for three
         months ended December 31, 1996 and 1995                                      4
    o    Condensed Consolidated Statements of Cash Flows for
         three months ended December 31, 1996 and 1995                                5
    o    Notes to Financial Consolidated Statements                                   6

Item 2 Management's Discussion and Analysis of Financial Condition and              7-8
       Results of Operations

PART II  Other Information                                                            9
    o    Signature Page                                                              10
    o    Computation of Net Income Per Share                                         11

PART I. FINANCIAL INFORMATION

                             CAM DATA SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                 (UNAUDITED)
                                                 DECEMBER 31         SEPTEMBER 30
                                                    1996                 1996
                                                 ----------           ----------
ASSETS
Current assets:
 Cash and cash equivalents                       $2,976,400           $3,338,200
 Accounts receivable, net                         2,484,200            2,024,600
 Inventories                                        515,300              438,500
 Prepaid expenses                                    89,800               95,400
 Deferred income taxes                              150,000              150,000
                                                 ----------           ----------
Total current assets                              6,215,700            6,046,700

 Property and equipment, net                        793,400              571,900
 Intangible assets, net                             453,900              500,100
 Note receivable from officer                        14,300               14,300
 Other assets                                        24,800               24,800
                                                 ----------           ----------
Total assets                                     $7,502,100           $7,157,800
                                                 ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $  736,200           $  650,400
 Accrued compensation and related expenses          544,000              640,000
 Income taxes payable                               186,500              136,200
 Customer deposits and deferred service             347,000              295,600
  revenue
 Accrued installation costs                         118,000              111,000
 Other accrued liabilities                          348,700              327,600
                                                 ----------           ----------
Total current liabilities                         2,280,400            2,160,800

Stockholders' equity:
 Common stock, $.001 par value, 5,000,000
  shares authorized, 1,981,200 shares issued
  and outstanding (1,964,200 at Sept. 30, 1996)       2,000                2,000
 Paid-in capital in excess of par                 3,878,400            3,844,800
 Less notes receivable for purchase of common
  stock                                             (36,900)             (40,900)
 Retained earnings                                1,378,200            1,191,100
                                                 ----------           ----------
 Total stockholders' equity                       5,221,700            4,997,000
                                                 ----------           ----------
Total liabilities and stockholders' equity       $7,502,100           $7,157,800
                                                 ==========           ==========


See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                (UNAUDITED)
                                             THREE MONTHS ENDED
                                       -------------------------------
                                       DECEMBER 31         DECEMBER 31
                                          1996                1995
                                       ----------          ----------
REVENUES
   Net system revenues                 $3,884,300          $2,669,000
   Net service revenues                   894,500             659,600
                                       ----------          ----------
Total net revenues                      4,778,800           3,328,600

COSTS AND EXPENSES
   Costs of system revenues             2,051,300           1,285,100
   Costs of service revenues              458,000             332,800
                                       ----------          ----------
Total costs of revenues                 2,509,300           1,617,900
Selling, general and
  administrative expenses               1,678,900           1,224,800
Research and development expense          359,000             256,800
Interest income                           (35,500)            (35,700)
                                       ----------          ----------
Total costs and expenses                4,511,700           3,063,800
                                       ----------          ----------

Income before provision for income
  taxes                                   267,100             264,800
Provision for income taxes                 80,000             103,300
                                       ----------          ----------

NET INCOME                             $  187,100          $  161,500
                                       ----------          ----------

Primary net income per share                $ .09               $ .08
                                            -----               -----

Fully-diluted net income per share          $ .09               $ .08
                                            -----               -----

Shares used in computing primary
  net income per share                  2,133,400           2,094,300

Shares used in computing fully
  diluted net income per share          2,146,300           2,095,300


See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             (UNAUDITED)
                                          THREE MONTHS ENDED
                                    -------------------------------
                                    DECEMBER 31         DECEMBER 31
                                       1996                1995
                                    ----------          ----------
OPERATING ACTIVITIES:
Net income                          $  187,100          $  161,500
Adjustments to reconcile net
  income to net cash provided by
  operations:
Depreciation and amortization          105,000             113,900
Provision for doubtful accounts         10,000              10,000
Other                                    4,000               4,400
Net changes in operating assets
  and liabilities                     (421,200)           (179,600)
                                    ----------          ----------
Net cash (used in) provided by
  operations                          (115,100)            110,200
                                    ----------          ----------

Investing activities:
Purchase of property and
  equipment                           (280,300)            (66,200)
                                    ----------          ----------

Financing activities:
Proceeds from exercise of stock
  options                               33,600              21,300
                                    ----------          ----------
Net increase (decrease) in cash
  and cash equivalents                (361,800)             65,300
Cash and cash equivalents at
  beginning of period                3,338,200           3,015,700
                                    ----------          ----------
Cash and cash equivalents at end
  of period                         $2,976,400          $3,081,000
                                    ----------          ----------




See notes to financial statements

                             CAM DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet as of December 31, 1996, and the related statements of operations and cash flows for the three month periods ended December 31, 1996 and 1995, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1996.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows are as follows:

                                                 THREE MONTHS ENDED
                                           -------------------------------
                                           DECEMBER 31         DECEMBER 31
                                              1996                1995
                                            ---------           ---------
        (Increase) decrease in:
        Accounts receivable                 $(469,600)          $  44,000
        Inventories                           (76,800)            (62,600)
        Prepaid expenses                        5,600              35,000
        Increase (decrease) in:
        Accounts payable                       85,800             (64,700)
        Sales commission payable              (96,000)            (80,300)
        Accrued installation costs              7,000             (90,600)
        Customer deposits                      51,400             (14,100)
        Accrued liabilities                    71,400              53,700
                                            ---------           ---------
        Net changes in operating assets
          and liabilities                   $(421,200)          $(179,600)
                                            ---------           ---------


Income taxes paid during the three months ended December 31, 1996 and 1995 were $29,700 and $103,300, respectively. There was no interest expense paid in the first three months of 1996 or 1995.

                             CAM DATA SYSTEMS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED DECEMBER 31, 1996, AS COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1995



RESULTS OF OPERATIONS

NET REVENUES for the three months ended December 31, 1996, increased 44% to $4,778,800 consisting of a 46% increase in system revenues, and a 36% increase in service revenues compared to the three months ended December 31, 1995. The increase in system revenues was a result of the Company's achieving record sales volume for the quarter related to the demand for the CAM software network product, and the Profit$ software product. The increase in service revenues was attributed to an increase in the installed customer base for CAM and Profit$ systems and the inclusion of ICS revenue.

GROSS MARGIN for the three months ended December 31, 1996, was 47% compared to 51% for the three months ended December 31, 1995. Gross margin on system sales decreased to 47% for the three months ended December 31, 1996, compared to 52% for the three months ended December 31, 1995. The margin decrease in system revenues was a result of a higher mix of hardware sales versus software sales, which yield a lower gross margin than software sales. Gross margin for service revenue was 49% for the three months ended December 31, 1996, compared to 50% for the same period in 1995. The margin decrease in service revenue was due to an increase in labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues decreased for the three-month period ended December 31, 1996, to 35%, compared to 37% for the three-month period ended December 31, 1995. Selling, general and administrative expenses for the three months ended December 31, 1996, increased 37% to $1,678,900 from the three months ended December 31, 1995. The increase was mainly attributed to higher commissions due to a record sales volume, combined with increases in advertising and telephone expenses, and higher payroll expenses related to the inclusion of ICS, a subsidiary acquired in April 1996.

RESEARCH AND DEVELOPMENT EXPENSE increased 40% to $359,000 for the three-month period ended December 31, 1996, from $256,800 for the same period in 1995. The increase for the period was attributed to increases in payroll expenses related to the addition of R & D personnel.

INCOME TAXES, the effective tax rate was 30% for the three months ended December 31, 1996, compared to 39% for the three months ended December 31, 1995. The decrease in tax rate was due to the assumption that the effective tax rate in fiscal 1997 will approximate the actual rate incurred in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents totaled $2,976,400 on December 31, 1996, compared to $3,338,200 on September 30, 1996. The Company used $115,100 for operations, and expended $280,300 for fixed assets and the construction of a facility in Nevada during the three months ended December 31, 1996, compared to the generation of $110,200 from operations, and utilization of $66,200 for the purchase of fixed assets for the three months ended December 31, 1995.

The Company has no significant commitments for expenditures. However, the Company is building a facility in Nevada to house the research and development group.

Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

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

                                        CAM DATA SYSTEMS, INC. (Registrant)

Date: February 11, 1997                 By /s/ Paul Caceres Jr.
                                           --------------------------------
                                        Paul Caceres Jr.
                                        Chief Financial and
                                        Accounting Officer