Form 10-Q
period 1997-03-31
CAM DATA SYSTEMS INC
filed 1997-05-12
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997


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

Yes X No
    -    -

As of March 31, 1997 there were 1,993,700 shares of common stock outstanding.





--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                                      INDEX


PART I  Financial Information


Item 1 Condensed Consolidated Financial Statements:                            Page Number

o   Condensed Consolidated Balance Sheet at March 31, 1997 and                      3
    September 30, 1996
o   Condensed Consolidated Statement of Operations for three
    months ended March 31, 1997 and 1996                                            4
o   Condensed Consolidated Statement of Income for six
    months ended March 31, 1997 and 1996                                            5
o   Condensed Consolidated Statement of Cash Flows for
    six months ended March 31, 1997 and 1996                                        6
o   Notes to Financial Condensed Consolidated Statements                            7

Item 2  Management's Discussion and Analysis of Financial Condition and           8-9


PART II  Other Information                                                         10
     o   Signature Page                                                            11
     o   Computation of Net (Loss) Income Per Share                                12




--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION


                             CAM DATA SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                 (Unaudited)
                                                   MARCH 31         SEPTEMBER 30
                                                     1997               1996
                                                 -----------        -----------
ASSETS
Current assets:
Cash and cash equivalents                        $ 2,421,700        $ 3,338,200
Accounts receivable, net                           1,945,800          2,024,600
Inventories                                          630,600            438,500
Prepaid expenses                                     150,700             95,400
Deferred income taxes                                150,000            150,000
                                                 -----------        -----------
Total current assets                               5,298,800          6,046,700

Property and equipment, net                        1,235,800            571,900
Intangible assets, net                               408,600            500,100
Note receivable from officer                          14,300             14,300
Other assets                                          27,900             24,800
                                                 -----------        -----------
Total assets                                     $ 6,985,400        $ 7,157,800
                                                 -----------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                 $   488,600        $   650,400
Accrued compensation and related expenses            374,000            640,000
Income taxes payable                                  52,100            136,200
Customer deposits and deferred
service revenue                                      528,800            295,600
Accrued installation costs                           100,000            111,000
Other accrued liabilities                            231,800            327,600
                                                 -----------        -----------
Total current liabilities                          1,775,300          2,160,800

Stockholders' equity:
Common stock, $.001 par value,
   5,000,000   shares authorized,
   1,993,700 shares issued and
   outstanding (1,964,200 at Sept
   30, 1996)                                           2,000              2,000
Paid-in capital in excess of par                   3,912,900          3,844,800
Less notes receivable for purchase
   of common stock                                   (34,900)           (40,900)
Retained earnings                                  1,330,100          1,191,100
                                                 -----------        -----------
Total stockholders' equity                         5,210,100          4,997,000
                                                 -----------        -----------
Total liabilities and stockholders'
equity                                           $ 6,985,400        $ 7,157,800
                                                 -----------        -----------


See notes to financial statements







--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS



                                                    (Unaudited)
                                                 THREE MONTHS ENDED
                                                 ------------------
                                             MARCH 31            MARCH 31
                                               1997                1996
                                               ----                ----
REVENUES
  Net system revenues                       $ 2,668,100        $ 2,727,600
  Net service revenues                          929,400            684,600
                                            -----------        -----------
Total net revenues                            3,597,500          3,412,200

COSTS AND EXPENSES
  Costs of system revenues                    1,480,000          1,269,700
  Costs of service revenues                     472,300            372,300
                                            -----------        -----------
Total costs of revenues                       1,952,300          1,642,000
Selling, general and
  administrative expenses                     1,380,800          1,230,600
Research and development
  expense                                       361,400            300,000
Interest income                                 (28,900)           (32,700)
                                            -----------        -----------
Total costs and expenses                      3,665,600          3,139,900
                                            -----------        -----------
(Loss) income before (benefit)
  provision for income taxes                    (68,100)           272,300
(Benefit) provision for income
  taxes                                         (20,000)           106,000
                                            -----------        -----------
Net (loss) income                           $   (48,100)       $   166,300
                                            -----------        -----------
Primary net (loss) income per share         $      (.02)       $       .08
                                            -----------        -----------
Fully-diluted net (loss) income
  per share                                 $      (.02)       $       .08
                                            -----------        -----------
Shares used in computing primary
  net (loss) income per share                 1,993,700          2,132,800

Shares used in computing fully
  diluted net (loss) income per share         1,993,700          2,159,200





See notes to financial statements




--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME



                                                    (Unaudited)
                                                  SIX MONTHS ENDED
                                                  ----------------
                                           MARCH 31            MARCH 31
                                             1997                1996
                                             ----                ----
REVENUES
  Net system revenues                     $ 6,552,400        $ 5,396,500
  Net service revenues                      1,823,900          1,344,200
                                          -----------        -----------
Total net revenues                          8,376,300          6,740,700

COSTS AND EXPENSES
  Costs of system revenues                  3,531,300          2,552,800
  Costs of service revenues                   930,300            707,100
                                          -----------        -----------
Total costs of revenues                     4,461,600          3,259,900
Selling, general and administrative
 expenses                                   3,059,700          2,455,100
Research and development
 expense                                      720,400            557,000
Interest income                               (64,400)           (68,400)
                                          -----------        -----------
Total costs and expenses                    8,177,300          6,203,600
                                          -----------        -----------
Income before provision for
 income taxes                                 199,000            537,100
Provision for income taxes                     60,000            209,300
                                          -----------        -----------
Net income                                $   139,000        $   327,800
                                          -----------        -----------
Primary net income per share              $       .06        $       .16
                                          -----------        -----------
Fully-diluted net income per share        $       .06        $       .15
                                          -----------        -----------
Shares used in computing primary
  net income per share                      2,151,500          2,114,500

Shares used in computing fully
  diluted net income per share              2,193,800          2,159,200


See notes to financial statements





--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                 (Unaudited)
                                               SIX MONTHS ENDED
                                               ----------------
                                           MARCH 31            MARCH 31
                                              1997                1996
                                          -----------        -----------
Operating activities:
Net income                                $   139,000        $   327,800
Adjustments to reconcile net income
 to net cash (used in) provided by
 operations:
  Depreciation and amortization               218,800            192,800
  Provision for doubtful accounts              10,000             10,000
  Other                                         6,000             10,700
Net changes in operating assets and
 liabilities                                 (567,200)          (340,500)
                                          -----------        -----------
Net cash (used in) provided by
 operations                                  (193,400)           200,800
                                          -----------        -----------
Investing activities:
Purchase of property, plant and
 equipment                                   (791,200)          (285,300)
                                          -----------        -----------
Financing activities:
Proceeds from exercise of stock
 options                                       68,100             21,300
                                          -----------        -----------
Net (decrease) in cash and cash
 equivalents                                 (916,500)           (63,200)
Cash and cash equivalents at
 beginning of period                        3,338,200          3,015,700
                                          -----------        -----------
Cash and cash equivalents at end of
 period                                   $ 2,421,700        $ 2,952,500
                                          -----------        -----------







See notes to financial statements




--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet as of March 31, 1997, and the related statements of operations for the three and six months ended March 31, 1997 and 1996, and the statements of cash flows for the six months ended March 31, 1997, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1996.


INVENTORIES

Inventories are stated at the lower of cost determined on a first-in, first out basis, or net realizable value, and are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company's products.


STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed consolidated statement of cash flows are as follows:

                                                       SIX MONTHS ENDED
                                                       ----------------
                                                 MARCH 31         MARCH 31
                                                   1997             1996
                                                   ----             ----
      (Increase) decrease in:
      Accounts receivable                       $  68,800        $(170,200)
      Inventories                                (192,100)          48,000
      Prepaid expenses and other assets           (58,400)          (3,600)
      Increase (decrease) in:
      Accounts payable                           (161,800)        (156,700)
      Accrued compensation and related
       expenses                                  (266,000)        (121,000)
      Accrued installation costs                  (11,000)          15,000
      Customer deposits                           233,200          154,000
      Accrued liabilities                        (179,900)        (106,000)
                                                ---------        ---------
      Net changes in operating assets and
      liabilities                               $(567,200)       $(340,500)
                                                ---------        ---------




Income taxes paid during the six months ended March 31, 1997 and 1996 were $209,000 and $246,800, respectively. There was no interest expense paid in the first six months of 1997 or 1996.







--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1997, AS COMPARED TO

                        THREE MONTHS ENDED MARCH 31, 1996


                 SIX MONTHS ENDED MARCH 31, 1997, AS COMPARED TO
                         SIX MONTHS ENDED MARCH 31, 1996


RESULTS OF OPERATIONS

NET REVENUES for the three months ended March 31, 1997, increased 5% to $3,597,500 consisting of a 2% decrease in system revenues, and a 36% increase in service revenues compared to the three months ended March 31, 1996. The decrease in system revenues was a result of sluggish sales activity for the quarter. The increase in service revenues was attributed to an increase in the installed customer base for CAM and Profit$ systems and the inclusion of service revenue from the ICS division which was acquired in April of 1996. Net revenues for the six months ended March 31, 1997, increased 24% to $8,376,300 consisting of a 21% increase in system revenues, and a 36% increase in service revenues compared to the six months ended March 31, 1996. The increase in system revenues for the six months ended March 31, 1997 was attributed to an increase in the demand for the Company's software product in the first quarter of 1997.

GROSS MARGIN for the three months and six months ended March 31, 1997, was 46% and 47%, compared to 52% for the three and six months ended March 31, 1996. Gross margin on system revenues decreased to 45% and 46%, for the three months and six months ended March 31, 1997, compared to 53% for the three and six months ended March 31, 1996. Gross margin for service revenue was 49% for the three and six months ended March 31, 1997, compared to 46% and 47% for the three and six months ended March 31, 1996 The margin decrease in system revenues was a result of a higher mix of hardware sales versus software sales, which yield a lower gross margin than software sales. The increase in gross margin for service revenue is related to the increase in service revenue discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three month period ended March 31, 1997, to 38%, compared to 36% for the three month period ended March 31, 1996. Selling, general and administrative expenses for the three months ended March 31, 1997, increased 12% to $1,380,800 from the three months ended March 31, 1996. Selling, general and administrative expenses expressed as a percentage of net revenues increased for the six month period ended March 31, 1997, to 37%, compared to 36% for the six month period ended March 31, 1996. Selling, general and administrative expenses for the six months ended March 31, 1997, increased 25% to $3,059,700 from the six months ended March 31, 1996. The increase was mainly attributed to higher commissions due to a record sales volume for the six months ended March 31, 1997, combined with increases in marketing and telephone expenses, and higher payroll expenses related to the inclusion of ICS division, acquired in April 1996.

RESEARCH AND DEVELOPMENT EXPENSE increased 20% to $361,400 for the three month period ended March 31, 1997, from $300,000 for the same period in 1996. Research and development expense increased 29% to $720,400 for the six month period ended March 31, 1997, from $557,000 for the same period in 1996. The increase for the period was attributed to increases in payroll expenses related to the addition of R & D personnel.






--------------------------------------------------------------------------------

INCOME TAXES, the effective tax rate was 30% for the three and six months ended March 31, 1997, compared to 39% for the three and six months ended March 31, 1996. The decrease in tax rate was due to the assumption that the effective tax rate in fiscal 1997 will approximate the actual rate incurred in fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents totaled $2,421,700 on March 31, 1997, compared to $3,338,200 on September 30, 1996. The Company used $193,400 for operations, and expended $791,200 for fixed assets and the construction of a facility in Nevada during the six months ended March 31, 1997, compared to the generation of $200,800 from operations, and the utilization of $285,300 for the purchase of fixed assets for the six months ended March 31, 1996.


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


                       CAM DATA SYSTEMS, INC. (Registrant)


Date: May 12, 1997                                   By /S/ Paul Caceres Jr.
      ------------                                      --------------------

                                                     Paul Caceres Jr.

                                                     Chief Financial and

                                                     Accounting Officer








--------------------------------------------------------------------------------
                                       11