Form 10-Q
period 1997-06-30
CAM DATA SYSTEMS INC
filed 1997-08-11
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

             ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the transition period from to

                         Commission file number 0-16569


                             CAM DATA SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                              95-3866450
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)

    17520 NEWHOPE STREET
 FOUNTAIN VALLEY, CALIFORNIA                                       92708
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

As of June 30, 1997 there were 1,993,700 shares of common stock outstanding.

--------------------------------------------------------------------------------
                                       1

                             CAM DATA SYSTEMS, INC.

                                      INDEX

                                                                             Page Number
                                                                             -----------

PART I  Financial Information

Item 1    Condensed Consolidated Financial Statements:
     o    Condensed Consolidated Balance Sheet at June 30, 1997 and                3
          September 30, 1996
     o    Condensed Consolidated Statement of Operations for three
          months ended June 30, 1997 and 1996                                      4
     o    Condensed Consolidated Statement of Income for nine
          months ended June 30, 1997 and 1996                                      5
     o    Condensed Consolidated Statement of Cash Flows for
          nine months ended June 30, 1997 and 1996                                 6
     o    Notes to Condensed Consolidated Financial Statements                     7

Item 2    Management's Discussion and Analysis of Financial Condition and        8-9
          Results of Operations

PART II  Other Information                                                        10

     o    Signature Page                                                          11
     o    Computation of Net Income Per Share                                  12-13






--------------------------------------------------------------------------------
                                       2

PART I. FINANCIAL INFORMATION

                             CAM DATA SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                          JUNE 30            SEPTEMBER 30
                                                           1997                  1996
                                                        -----------          ------------
                                                        (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                              $3,026,300           $3,338,200
  Accounts receivable, net                                2,253,100            2,024,600
  Inventories                                               411,100              438,500
  Prepaid expenses                                          245,500               95,400
  Deferred income taxes                                     150,000              150,000
                                                         ----------           ----------
Total current assets                                      6,086,000            6,046,700

Property and equipment, net                                 719,800              571,900
Intangible assets, net                                      396,300              500,100
Note receivable from officer                                 13,300               14,300
Other assets                                                 36,900               24,800
                                                         ----------           ----------
Total assets                                             $7,252,300           $7,157,800
                                                         ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  871,300           $  650,400
  Accrued compensation and related expenses                 413,000              640,000
  Income taxes payable                                           --              136,200
  Customer deposits and deferred service revenue            464,000              295,600
  Accrued installation costs                                110,000              111,000
  Other accrued liabilities                                 172,400              327,600
                                                         ----------           ----------
Total current liabilities                                 2,030,700            2,160,800

Stockholders' equity:
  Common stock, $.001 par value, 5,000,000
    shares authorized, 1,993,700 shares issued
    and outstanding (1,964,200 at Sept. 30, 1996)             2,000                2,000
  Paid-in capital in excess of par                        3,912,900            3,844,800
  Less notes receivable for purchase of common
    stock                                                   (32,900)             (40,900)
  Retained earnings                                       1,339,600            1,191,100
                                                         ----------           ----------
  Total stockholders' equity                              5,221,600            4,997,000
                                                         ----------           ----------
Total liabilities and stockholders' equity               $7,252,300           $7,157,800
                                                         ==========           ==========



See notes to financial statements


--------------------------------------------------------------------------------
                                       3

                             CAM DATA SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                             THREE MONTHS ENDED
                                                        ---------------------------
                                                         JUNE 30           JUNE 30
                                                           1997              1996
                                                        ----------       ----------
                                                               (UNAUDITED)
 REVENUES
     Net system revenues                                $3,500,300       $3,916,200
     Net service revenues                                  918,300          797,600
                                                        ----------       ----------
 Total net revenues                                      4,418,600        4,713,800

 COSTS AND EXPENSES
     Costs of system revenues                            2,003,500        1,965,200
     Costs of service revenues                             473,700          385,800
                                                        ----------       ----------
 Total costs of revenues                                 2,477,200        2,351,000
 Selling, general and administrative expenses            1,562,500        1,577,500
 Research and development expense                          391,200          343,000
 Interest income                                           (25,800)         (30,200)
                                                        ----------       ----------
 Total costs and expenses                                4,405,100        4,241,300
                                                        ----------       ----------
 Income before provision for income taxes                   13,500          472,500
 Provision for income taxes                                  4,000          184,700
                                                        ----------       ----------
 NET INCOME                                             $    9,500       $  287,800
                                                        ----------       ----------

 Primary net income per share                           $       --       $      .13
                                                        ----------       ----------

 Fully-diluted net income per share                     $       --       $      .13
                                                        ----------       ----------

 Shares used in computing primary
   net income per share                                  2,125,200        2,165,900

 Shares used in computing fully
   diluted net income per share                          2,125,200        2,168,700




See notes to financial statements


--------------------------------------------------------------------------------
                                       4

                             CAM DATA SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                               NINE MONTHS ENDED
                                                         ----------------------------
                                                           JUNE 30          JUNE 30
                                                            1997             1996
                                                         -----------     ------------
                                                                 (UNAUDITED)
 REVENUES
     Net system revenues                                 $10,052,700      $ 9,312,700
     Net service revenues                                  2,742,200        2,141,800
                                                         -----------      -----------
 Total net revenues                                       12,794,900       11,454,500

 COSTS AND EXPENSES
     Costs of system revenues                              5,534,700        4,529,600
     Costs of service revenues                             1,404,100        1,092,900
                                                         -----------      -----------
 Total costs of revenues                                   6,938,800        5,622,500
 Selling, general and administrative expenses              4,622,200        4,021,000
 Research and development expense                          1,111,600          900,000
 Interest income                                             (90,200)         (98,600)
                                                         -----------      -----------
 Total costs and expenses                                 12,582,400       10,444,900
                                                         -----------      -----------
 Income before provision for income taxes                    212,500        1,009,600
 Provision for income taxes                                   64,000          394,000
                                                         -----------      -----------
 NET INCOME                                              $   148,500      $   615,600
                                                         -----------      -----------

 Primary net income per share                            $       .07      $       .29
                                                         -----------      -----------

 Fully-diluted net income per share                      $       .07      $       .28
                                                         -----------      -----------
 Shares used in computing primary
   net income per share                                    2,143,100        2,134,800

 Shares used in computing fully
   diluted net income per share                            2,144,300        2,168,700



See notes to financial statements

--------------------------------------------------------------------------------
                                       5

                             CAM DATA SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                              NINE MONTHS ENDED
                                                        ----------------------------
                                                         JUNE 30           JUNE 30
                                                           1997              1996
                                                        ----------        ----------
                                                                 (UNAUDITED)
 OPERATING ACTIVITIES:
 Net income                                            $   148,500        $  615,600
 Adjustments to reconcile net income to net cash
   (used in) provided by operations:
   Depreciation and amortization                           347,300           327,900
   Provision for doubtful accounts                          10,000            10,000
   Other                                                     9,000            16,700
 Net changes in operating assets and liabilities          (503,400)         (266,800)
                                                       -----------        ----------
 Net cash provided by operations                            11,400           703,400
                                                       -----------        ----------
 Investing activities:
 Purchase of property, plant and equipment              (1,267,600)         (357,100)
 Sale of property and building                             906,200                --
 Capitalized software                                      (30,000)               --
 Business acquisitions and other investments                    --          (400,000)
                                                       -----------        ----------
 Cash used in investing activities                        (391,400)         (757,100)
                                                       -----------        ----------
 Financing activities:
 Proceeds from exercise of stock options                    68,100            40,500
                                                       -----------        ----------
 Net decrease in cash and cash equivalents                (311,900)          (13,200)
 Cash and cash equivalents at beginning of period        3,338,200         3,015,700
                                                       -----------        ----------
 Cash and cash equivalents at end of period            $ 3,026,300        $3,002,500
                                                       ===========        ==========





See notes to financial statements



--------------------------------------------------------------------------------
                                       6

                             CAM DATA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet as of June 30, 1997, and the related statements of operations for the three and nine months ended June 30, 1997 and 1996, and the statements of cash flows for the nine months ended June 30, 1997, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1996.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed consolidated statement of cash flows are as follows:

                                                                 NINE MONTHS ENDED
                                                           ----------------------------
                                                            JUNE 30           JUNE 30
                                                             1997               1996
                                                           ---------         ----------
 (Increase) decrease in:
   Accounts receivable                                     $(238,500)        $(646,400)
   Inventories                                                27,400          (195,600)
   Prepaid expenses and other assets                        (162,200)          (33,000)

 Increase (decrease) in:
   Accounts payable                                          220,900           364,200
   Accrued compensation and related expenses                (227,000)           24,000
   Accrued installation costs                                 (1,000)           25,000
   Customer deposits                                         168,400           170,200
   Accrued liabilities                                      (291,400)           24,800
                                                           ---------         ---------
 Net changes in operating assets and liabilities           $(503,400)        $(266,800)
                                                           =========         =========


Income taxes paid during the nine months ended June 30, 1997 and 1996 were $329,600 and $240,800, respectively. There was no interest expense paid in the first nine months of 1997 or 1996.



--------------------------------------------------------------------------------
                                       7

                             CAM DATA SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED JUNE 30, 1997, AS COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1996

                 NINE MONTHS ENDED JUNE 30, 1997, AS COMPARED TO
                         NINE MONTHS ENDED JUNE 30, 1996


RESULTS OF OPERATIONS

NET REVENUES for the three months ended June 30, 1997, decreased 6% to $4,418,600 consisting of a 11% decrease in system revenues, and a 15% increase in service revenues compared to the three months ended June 30, 1996. The decrease in system revenues was a result of lower sales activity for the quarter. The increase in service revenues was attributed to an increase in the installed customer base for CAM and Profit$ systems and a price increase in the service rates. Net revenues for the nine months ended June 30, 1997, increased 12% to $12,794,900 consisting of a 8% increase in system revenues, and a 28% increase in service revenues compared to the nine months ended June 30, 1996. The increase in system revenues for the nine months ended June 30, 1997 was attributed to an increase in the demand for the Company's software product in the first quarter of 1997.

GROSS MARGIN for the three months and nine months ended June 30, 1997, was 44% and 46%, compared to 50% and 51% for the three and nine months ended June 30, 1996. Gross margin on system revenues decreased to 43% and 45%, for the three months and nine months ended June 30, 1997, compared to 50% and 51% for the three and nine months ended June 30, 1996. Gross margin for service revenue was 48% and 49% for the three and nine months ended June 30, 1997, compared to 52% and 49% for the three and nine months ended June 30, 1996 The margin decrease in system revenues was a result of a higher mix of hardware sales versus software sales, which yield a lower gross margin than software sales. The decrease in gross margin for service revenue is related to the increase in customer service personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three month period ended June 30, 1997, to 35%, compared to 33% for the three month period ended June 30, 1996. Selling, general and administrative expenses for the three months ended June 30, 1997, decreased 1% to $1,562,500 from the three months ended June 30, 1996. Selling, general and administrative expenses expressed as a percentage of net revenues increased for the nine month period ended June 30, 1997, to 36%, compared to 35% for the nine month period ended June 30, 1996. Selling, general and administrative expenses for the nine months ended June 30, 1997, increased 15% to $4,622,200 from the nine months ended June 30, 1996. The increase was mainly attributed to higher payroll costs for sales and administrative personnel for the nine months ended June 30, 1997, combined with increases in marketing, travel and telephone expenses, offset by the revaluation of some accrued liabilities. There was also higher payroll expenses related to the inclusion of ICS division, acquired in April 1996.

RESEARCH AND DEVELOPMENT EXPENSE increased 14% to $391,200 for the three month period ended June 30, 1997, from $343,000 for the same period in 1996. Research and development expense increased 24% to $1,111,600 for the nine month period ended June 30, 1997, from $900,000 for the same period in 1996. The increase for the period was attributed to increases in payroll expenses related to the addition of R & D personnel.


--------------------------------------------------------------------------------
                                       8

INCOME TAXES, the effective tax rate was 30% for the three and nine months ended June 30, 1997, compared to 39% for the three and nine months ended June 30, 1996. The decrease in tax rate was due to the assumption that the effective tax rate in fiscal 1997 will approximate the actual rate incurred in fiscal 1996, which was 30%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $3,026,300 on June 30, 1997, compared to $3,338,200 on September 30, 1996. The Company generated $11,400 from operations, and expended $1,267,600 for fixed assets and the construction of a facility in Nevada, offset by the sale of the building to an officer of the Company which generated $906,200 in cash during the nine months ended June 30, 1997, compared to the generation of $703,400 from operations, and the utilization of $757,100 for the purchase of fixed assets and for the acquisition of the ICS subsidiary for the nine months ended June 30, 1996.

The Company has no significant commitments for expenditures.

Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on the Company's operations.




--------------------------------------------------------------------------------
                                       9

                             CAM DATA SYSTEMS, INC.

PART II - OTHER INFORMATION

Items 1 - 3   Not Applicable

Items 4       Submission of Matters to a Vote of Security Holders

On May 8, 1997, the Company held its annual meeting of shareholders. The following items were voted upon at the annual meeting with the results of the voting:

1. The re-election of five persons to serve on the Company's Board of Directors. The term shall be until the next meeting of shareholders in 1998.

                                              VOTES
                           ---------------------------------------
                               For           Against       Abstain
                           ---------         -------       -------
Geoffrey D. Knapp          1,821,993           --             --
Walter Straub              1,821,993           --             --
David Frosh                1,821,993           --             --
Corley Phillips            1,821,993           --             --
Fred Haney                 1,821,993           --             --

2. The confirmation of Ernst & Young as the independent auditors of the Company.

                                              VOTES
                           ----------------------------------------
                               For            Against       Abstain
                           ---------          -------       -------
                           1,821,292            500           201

3. The amendment of the Company's 1993 Stock Option Plan to increase from 650,000 to 900,000 the number of shares of the Company's Common Stock for which options may be granted to directors, officers and employees of, and consultants to, the Company.


                                               VOTES
                           -----------------------------------------
                               For            Against        Abstain
                           ---------          -------        -------
                           1,071,134          149,235        11,401

4. The amendment of the Company's Certificate of Incorporation to authorize the Company to provide for the indemnification of directors, officers, employees, and agents to the fullest extent permissible by applicable law.

                                               VOTES
                           -----------------------------------------
                               For            Against        Abstain
                           ---------          -------        -------
                           1,814,758           2,435          4,800


Items 5       Not Applicable

Item 6        Exhibits and Reports on Form 8-K

(A) Exhibits:

Exhibit 11    Computation of Net Income (loss) Per Share

Exhibit 27    Financial Data Schedule

(B) Reports on Form 8-K    None



--------------------------------------------------------------------------------
                                      10

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CAM DATA SYSTEMS, INC. (Registrant)

Date: August 12, 1997                    By /s/ PAUL CACERES JR.
      ---------------                      ----------------------------
                                           Paul Caceres Jr.
                                           Chief Financial and
                                           Accounting Officer


--------------------------------------------------------------------------------
                                       11