Form 10-K
period 1997-09-30
CAM DATA SYSTEMS INC
filed 1997-12-29
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from: ____________ to ____________

                        Commission file number: 0-16569

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

                              Title of each class
                              -------------------
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



                           (cover page 1 of 2 pages)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 11, 1997 was approximately $4,000,000. As of December 11, 1997, there were outstanding 2,008,700 shares of Common Stock of the Registrant, par value $.001 per share.


                      DOCUMENTS INCORPORATED BY REFERENCE.

     Part II              Annual Report to Stockholders for
                          fiscal year ended September 30, 1997







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

THE SYSTEMS

The Company offers two Turn Key Systems:

         1. THE CAM SYSTEM - designed for hardgoods retailers whose inventory is re-orderable in nature.

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

         The Company's systems integrate IBM compatible computers, terminal style or computer cash registers, hand held and table top bar code laser scanning equipment, terminal or computer work stations, printers, and the Company's circuit boards and software. The Company is able to adapt its software to existing IBM compatible computer hardware. Each system is configured to meet the customer's particular needs and, as a result, the components included in each system, including the personal computer, printer, cash register and the Company's circuit boards and software, depend on the needs, the size and the industry type of the customer.

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

         INVENTORY MANAGEMENT

         The Company believes that inventory control is the most important and time consuming task facing the management of retail outlets. The systems were designed by the Company to address the retailer's need for simpler and yet more accurate means of controlling a large and diverse inventory. All inventory information, once entered into the system, is updated for each sale that is transmitted from the cash register to the main computer. The systems are able to provide the following managerial reports:

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

         ACCOUNTING MANAGEMENT

         The CAM system is capable of performing accounting functions through software available from the Company. The system can maintain accounts receivable, accounts payable and general ledgers and can maintain and perform all payroll functions including the printing of payroll checks. The Company sells M.A.S. 90(R) software and provides training to its customers that want an integrated accounting and inventory control system.

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

MARKETING

         DIRECT SALES

         The Company markets its systems primarily through the Company's direct sales force consisting of sixteen salespersons, all of whom work exclusively for the Company. The Company's marketing efforts extend nationwide with offices in the states of California, Florida and Massachusetts. Each salesperson is assigned a specific geographical territory in which to offer the systems. Typically, the salesperson will telephone canvas an area, and in some cases make visits to retailers in the assigned territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by the Company to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, the Company is generally able to install an entire system within four to six weeks. The Company is paid directly by the customer or by third party leasing companies. Salespersons are compensated on the basis of a percentage of gross profit to the Company for each system sold.

         BROCHURES, TRADE SHOWS, AND ADVERTISING MEDIA

         The Company continues to increase awareness of its systems by advertising in trade journals and other print media targeted at retail businesses, attending industry specific trade shows, the use of sales promotional videos, and through direct mail advertising.

ASSEMBLY AND SOURCES OF SUPPLY

         The computer hardware which makes up the Company's systems consists primarily of standard components purchased by the Company from outside distributors and manufacturers such as Okidata (printers), Symbol Technologies (hand held laser scanners and portable data terminals), Wyse (Terminals), Ithaca (40 column printers),and Hayes (modems). For most computer hardware components, the Company has more than one source of supply.

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

BACKLOG

         The Company purchases component hardware for its systems based upon system purchase orders and its forecast of demand for its products. Orders from customers are usually shipped by the Company pursuant to an agreed upon schedule. However, orders may be canceled or rescheduled by the customer without penalty. For this reason, management believes backlog information is not indicative of the Company's future sales or business trends and is subject to fluctuation. As of December 11, 1997, backlog was approximately $867,000 as compared to $1,364,000 on December 11, 1996. Backlog is based upon purchase orders placed with the Company which the Company believes are firm orders.

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

         The Company spent approximately $1,548,800, $1,219,300, and $979,400 on software development, including amounts capitalized during the years ended September 30, 1997, 1996, and 1995, respectively. The Company anticipates that it will continue to incur software development costs in connection with enhancements and improvements of its software and the development of new products. These activities may require an increase in the Company's programming and technical staff which presently consists of twenty-one programmers and four quality control and testing personnel.

EMPLOYEES

         The Company has one hundred and forty-five full time employees, ten of whom are employed in finance and administration, twenty-five in programming and testing, twenty-nine in sales and marketing, and eighty-one in operations, installation, consulting, and service and support.

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

         The Company currently leases approximately 22,000 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring January 1, 2002, at an average annual rent of approximately $187,000 a year. This facility houses the Company's executive and administrative offices, service and support staff, system integration, and inventory warehouse.

         In addition, the Company also leases the following properties: (i) approximately 800 square feet of office space in Millis, Massachusetts on a month to month lease of $300 per month; (ii) approximately 600 square feet of office space in Altamonte Springs, Florida on a month to month lease of $600 per month; (iii) approximately 11,000 square feet of office space in Henderson, Nevada, which houses the Company's research and development team and the MAS 90 consulting division on a ten year lease that expires March 31, 2007, at an average annual rent of $11,000 per month.

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

                                     PART II

         PURSUANT TO GENERAL INSTRUCTION G(2), ITEMS, 5, 6, 7 AND 8 HAVE BEEN OMITTED SINCE THE REQUIRED INFORMATION IS CONTAINED IN THE COMPANY'S 1997 ANNUAL REPORT TO STOCKHOLDERS PURSUANT TO RULE 14A-3(B), COPIES OF WHICH ARE BEING FILED AS AN EXHIBIT TO THE FORM 10-K, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN.

                                                        ANNUAL REPORT
FORM 10-K                                              TO STOCKHOLDERS
---------                                      --------------------------------
ITEM 5: MARKET FOR REGISTRANT'S                PAGE 15: STOCK AND DIVIDEND
        COMMON EQUITY AND RELATED                       DATA.
        STOCKHOLDER'S MATTERS.

ITEM 6: SELECTED FINANCIAL DATA          .     PAGE 16: SELECTED FINANCIAL
        DATA.

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

ITEM 8: FINANCIAL STATEMENTS AND               SEE BELOW.
        SUPPLEMENTARY DATA.

         Information for Item 8 is included in the Company's financial statements as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997, and the Company's unaudited quarterly financial data for the two years ended September 30, 1997, on pages 6 through 14 and page 16, respectively, of the Company's 1997 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 15 of the Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        NOT APPLICABLE.

                                    PART III

                                   MANAGEMENT


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS AND DIRECTORS

         As of September 30, 1997, the executive officers and directors of the Company and their ages are as follows:


NAME                            AGE         POSITION WITH THE COMPANY
----                            ---         -------------------------
Geoffrey D. Knapp               39          Chief Executive Officer, Chairman
                                            of the Board and Secretary

David A. Frosh                  39          President and Director

Paul Caceres, Jr.               37          Chief Financial Officer and
                                            Chief Accounting Officer

Timothy D. Coco                 40          Vice President, Customer Service
                                            and Installations

David Fuller                    53          Vice President, Research and
                                            Development

Walter W. Straub                54          Director

Dr. Fred M. Haney               56          Director

Corley Phillips                 43          Director


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

         Corley Phillips joined CAM Data as a director in September 1996. Mr. Phillips is an independent investor. From 1996 to 1997, Mr. Phillips served as president, CEO and a director for Telephone Response Technologies, a Roseville, California-based developer of computer technology software. From 1995 to 1996, Mr. Phillips served as vice president of marketing and product support for State of The Art, an accounting software company based in Irvine, California. From 1990 to 1994, Mr. Phillips was president and CEO of Manzanita Software Systems, a developer of Windows-based accounting software. From 1984 to 1990, Mr. Phillips was president and co-founder of Grafpoint, a developer of software for computer applications based in San Jose, California. Mr. Phillips has also held various sales and marketing positions with Envision Technology and Hewlett-Packard. Mr. Phillips holds both a bachelor's degree and a master's degree in electrical engineering from Washington University in St. Louis, Missouri, as well as a master's degree in business administration from Santa Clara University in Santa Clara, California.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Management believes all such individuals were in compliance with Section 16(a) at September 30, 1997, except as noted below. These reports were subsequently filed.

         The following table sets forth the individual(s) who met the requirements of Section 16(a) during the year ended September 30, 1997, and were filed late:


                                                No. of           No. of
                              No. of         Transactions        reports
Name                       Late Reports     on Late Reports     Not Filed
----                       ------------     ---------------     ---------
Fred Haney                       1                  1                --
Corley Phillips                  1                  1                --

CERTAIN SIGNIFICANT EMPLOYEES

         The Company does not have any significant employees who are not officers.

FAMILY RELATIONSHIPS

         There are no family relationships by or between any director or officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

         The following summary compensation table sets forth, as of the date hereof, information concerning cash compensation, bonuses and deferred compensation paid by the Company for services rendered to the Company during the fiscal year ended September 30, 1997, and the prior two fiscal years, to the Company's Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000:



                          SUMMARY COMPENSATION TABLE

                               Annual                       Long Term
                            Compensation                   Compensation
Name and                  -----------------     Other      ------------       (2)
Principal                             (1)       Annual       Number of     All Other
Position          Year    Salary     Bonus   Compensation     Options     Compensation
--------          ----    ------    -------  ------------  ------------   ------------
Geoffrey Knapp    1997  $200,700    $    --       --           20,000        $7,500
Chairman of       1996  $194,600    $54,300       --                0        $7,800
the Board CEO     1995  $164,500    $31,400       --                0        $7,300

Paul Caceres Jr.  1997  $127,700    $    --       --           10,000        $4,900
CFO               1996  $123,200    $34,500       --                0        $7,200
                  1995  $103,800    $20,000       --                0        $4,400

David Frosh       1997  $127,500    $    --       --                0             0
President

Timothy D. Coco   1997  $100,000    $    --       --            5,000             0
Vice President    1996  $ 92,400    $27,700       --                0             0
Customer Service  1995  $ 84,000    $16,800       --                0             0

-----------------------
(1) Bonuses paid to the Named executives are pursuant to annual incentive compensation programs established each year for selected employees of the Company, including the Company's executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales and individual efforts were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Company and the individual achieved or exceeded the performance goals.

(2) All other compensation consists of interest on employee notes payable to the Company and the amortization of the notes, that was declared compensation during the year.

         The following table sets forth information concerning grants of stock options during the fiscal year ended September 30, 1997, to the officers identified in the Summary Compensation Table:

                        OPTION GRANTS IN FISCAL YEAR 1997
                                INDIVIDUAL GRANTS

                                                                    Potential Realizable
                     (1)                                              Value at Assumed
                  Number of                                           Annual Rates of
                  Securities    % of Total      (2)                     Stock Price
                  Underlying     Options      Exercise                Appreciation for
                  Options       Granted to    or Base                    Option Term
                  Granted       Employees      Price    Expiration  -------------------
Name                (#)          in 1997       ($/Sh)     Date          5($)     10($)
-------------     ----------    -----------   --------  ----------  -------------------
Geoff Knapp       20,000            5%          3.75     12/16/06     47,200   119,500
Paul Caceres Jr.  10,000            2%          3.75     12/16/06     23,600    59,800
David Frosh        4,400            1%          3.75     12/16/06     10,400    26,300
Timothy D. Coco    5,000            1%          3.75     12/16/06     11,800    29,900

--------------------
(1) Options granted in fiscal year 1997 vest over a four-year period.

(2) The exercise price was equal to the market price on the date of grant.

          AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES


                                                          Value of
                                           Number of    Unexercised
                                          Unexercised   In-the-Money
                                           Options        Options
                     Shares              at Sept. 30,   at Sept. 30,
                    Acquired                 1997           1997
                       on     Value(1)   Exercisable/   Exercisable/
Name                Exercise  Realized   Unexercisable  Unexercisable
----                --------  --------   -------------  -------------
Geoff Knapp            --        --        60,000/0      $52,600/$0
Paul Caceres Jr.       --        --        45,000/0      $39,400/$0
David Frosh            --        --        15,000/0      $12,200/$0
Timothy D. Coco        --        --         9,400/600    $ 7,000/$500

--------------------
(1) Market value of the underlying securities at the exercise date minus the exercise price of the options.

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

         Management compensation is comprised of 75% to 80% of fixed salary, and 20% to 25% variable compensation based on performance factors. Stock options are granted at the discretion of the Board of Directors, and there is no set minimum or maximum amount of options that can be issued. Performance factors that determine management compensation are sales and net income of the Company. These performance factors were not met in fiscal 1997, and no bonuses were paid..

         The committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 1997, the compensation for the Chief Executive Officer was comparable to other Chief Executive Officers of middle market companies in related industries.

         Mr. Knapp, a member of the Committee, is also an executive officer of the Company. However, Mr. Knapp abstained from any considerations with respect to any decision directly affecting his compensation.

         Compensation Committee

         Walter Straub, Fred Haney, and Geoffrey D. Knapp

         December 1, 1997

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

1993 STOCK OPTION PLAN

         In April 1993, the shareholders of the Company approved the Company's 1993 Stock Option Plan (the "1993 Plan") under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 900,000 shares of the Company's common stock. The Plan has a term of ten years. There have been 808,400 options granted under the 1993 Plan as of September 30, 1997.

401-K PLAN

         In July 1991, the Company adopted a contributory profit-sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. The Company's contributions are at the discretion of the board of directors. The Company contribution for the fiscal year ended September 30, 1997, totaled $15,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of September 30, 1997, certain information regarding ownership of the Company's Common Stock by (i) each person that the Company knows is the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company who owns Common Stock and (iii) all directors and officers as a group, without naming them, showing name and address, amount and nature of shares beneficially owned and the percentage of the class owned.


                    Name and Address    Amount & Nature  Percentage
Title of             of Beneficial       of Beneficial       of
  Class                 Owner            Ownership(9)    Class(10)
  -----            -------------------- ---------------  ----------
Common Stock       Geoffrey D. Knapp(1)   391,900(2)     17.1%

Common Stock       Paul Caceres Jr.(1)     47,000(3)      2.0%

Common Stock       Timothy D. Coco(1)      18,500(4)        *

Common Stock       David Fuller(1)         25,800(5)      1.1%

Common Stock       Walter W. Straub(1)     84,400(6)      3.7%

Common Stock       David Frosh(1)          91,000(7)      4.0%

Common Stock       Corley Phillips(1)      20,500(8)        *

Common Stock       Fred Haney(1)           12,500(8)        *

Common Stock       ZPR Investment Mgmt.   535,200        23.3%

Common Stock       All Directors and
                   Officers as a
                   Group (of 8 persons)   691,600        30.2%

------------------
  *  Less than 1.0%.

 (1) c/o Cam Data Systems, Inc., 17520 Newhope Street, Suite 100, Fountain Valley, California 92708.

 (2) Includes (i) an aggregate of 3,100 shares of Common Stock held in trust for three daughters of Mr. Geoffrey Knapp over which he has shared voting power
     (ii) options to purchase an aggregate of 10,000 shares until the sooner of October 12, 1997, or twelve months after ceasing to serve as a director at a price of $2.34 per share.(iii) options to purchase an aggregate of 50,000 shares until October 20, 2003 at a price of $1.93 per share (iv) options to purchase an aggregate of 20,000 shares until December 16, 2006 at a price of $3.75 per share.

 (3) Includes options to purchase (i) an aggregate of 15,000 shares of Common Stock until October 20, 2003, at a price of $1.75 per share (ii) an aggregate of 30,000 shares of Common Stock until January 3, 2004 at a price of $2.13 per share (iii) an aggregate of 2,000 shares until December 16, 2006 at a price of $3.75 per share..

 (4) Includes options to purchase (i) an aggregate of 5,000 shares of Common Stock until April 1, 2003, at a price of $3.38 per share (ii) an aggregate of 9,400 shares of Common Stock until January 3, 2004, at a price of $2.13 per share (iii) an aggregate of 3,100 shares of Common Stock until June 26, 2006, at a price of $4.75 per share (iv) an aggregate of 1,000 shares of Common Stock until December 16, 2006, at a price of $3.75 per share.

 (5) Includes options to purchase an aggregate of 25,800 shares of Common Stock until March 13, 2005, at a price of $2.25 per share.

 (6) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share (ii) an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.375 per share (iii) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $5.50 per share (iv) an aggregate of 4,400 shares until May 8, 2007, at a price of $3.38 per share.

 (7) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share (ii) an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.375 per share (iii) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $5.50 per share (iv) an aggregate of 41,300 shares until June 10, 2006, at a price of $5.50 per share.

 (8) Includes options to purchase (i) an aggregate of 5,000 shares until the sooner of September 23, 2006, or twelve months after ceasing to serve as a director at a price of $4.375 per share (ii) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.375 per share

 (9) For the purposes of the above table and the notes thereto, the Company's Common Stock shown as "beneficially owned" includes all securities which pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, may be deemed to be "beneficially owned" including, without limitation, all securities which the "beneficial owner" has the right to acquire within 60 days, as, for example, through the exercise of any option, warrant or right, the conversion of convertible securities or pursuant to the power to revoke a trust, discretionary account or similar arrangement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 1997, the Company granted non-qualified options to certain employees and directors to purchase an aggregate of 369,400 shares of Common Stock of the Company at a price ranging from $2.62 to $3.75 per share expiring ten years from the date of grant.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)  1.  FINANCIAL STATEMENTS

         The financial statements required to be filed hereunder are listed on page 10 hereof. See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

         (a)  2.  FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of CAM Data Systems Inc., is included on page 26 hereof:

                                                                     Page
         Schedule II - Valuation and Qualifying Accounts              26

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

10(f) Line of Credit Agreement, dated January 9, 1997, with Silicon Valley Bank.

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1997.

23    Consent of Independent Auditors.

27    Financial Data Schedule.

(b)   REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed during the last quarter of the year ended September 30, 1997, covered by this report.

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

                                         Date: December 22, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                     Position                       Date
      ---------                     --------                       ----

/s/ GEOFFREY D. KNAPP           Chief Executive Officer      December 22, 1997
--------------------------      and Chairman of the Board
    Geoffrey D. Knapp


/s/ DAVID FROSH                 President and Director       December 22, 1997
--------------------------
    David Frosh


/s/ WALTER W. STRAUB            Director                     December 22, 1997
--------------------------
    Walter W. Straub

                                Director                     December 22, 1997
--------------------------
    Dr. Fred M. Haney

                                Director                     December 22, 1997
--------------------------
    Corley Phillips

                             CAM DATA SYSTEMS, INC.

                                    INDEX TO
                            FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(a)


                                                       Page Reference
                                                        Annual Report
                                                       to Stockholders      Form 10-K
                                                       ---------------      ---------
Report of Independent Auditors........................       15

Consolidated Balance Sheets at
 September 30, 1997 and 1996..........................        6

Consolidated Statements of Income for Years
 Ended September 30, 1997, 1996 and 1995..............        7

Consolidated Statements of Cash Flows for Years
 Ended September 30, 1997, 1996 and 1995..............        8

Consolidated Statements of Stockholders' Equity
 for Years Ended September 30, 1997, 1996 and 1995....        9

Notes to Consolidated Financial Statements............      10-14

Report of Independent Auditors on Consolidated
 Financial Statement Schedule ........................                          25

II. Valuation and Qualifying Accounts
    for the Years Ended September 30, 1997,
    1996 and 1995.....................................                          26


All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
CAM Data Systems, Inc.


We have audited the consolidated financial statements of CAM Data Systems, Inc. as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated November 14, 1997. Our audits also included the financial statement schedule of CAM Data Systems, Inc. listed in the accompanying index to the consolidated financial statements and financial statement schedules (Item 14(a)). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            ERNST & YOUNG LLP



Orange County, California
November 14, 1997

                             CAM DATA SYSTEMS, INC.
                 SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995

                                                        DEDUCTIONS/
                            BALANCE AT    ADDITIONS   ACCOUNTS WRITTEN
                             BEGINNING    CHARGED TO    OFF NET OF      BALANCE AT
                             OF YEAR       INCOME       RECOVERIES      END OF YEAR
                             -------       ------       ----------      -----------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS RECEIVABLE:

1997:                        $150,000      $177,700    $167,700          $160,000

1996:                        $140,000      $175,600    $165,600          $150,000

1995:                        $120,000      $157,800    $137,800          $140,000


                             CAM DATA SYSTEMS, INC.

                         EXHIBIT INDEX TO THE FORM 10-K

                      FOR THE YEAR ENDED SEPTEMBER 30, 1997



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

10(f) Line of Credit Agreement, dated January 9, 1997, with Silicon Valley Bank.

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1997.

23    Consent of Independent Auditors.

27    Financial Data Schedule.

                             CAM DATA SYSTEMS, INC.

                              EXHIBITS TO FORM 10-K

                      FOR THE YEAR ENDED SEPTEMBER 30, 1997