Form 10-Q
period 1997-12-31
CAM DATA SYSTEMS INC
filed 1998-02-12
CIK 819334

=============================================================================

                   STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended DECEMBER 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from               to
                                  --------------    -----------------


                         Commission file number 0-16569


                             CAM DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                  DELAWARE                                  95-3866450
     ---------------------------------                 -------------------
        (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)                 Identification No.)

            17520 NEWHOPE STREET
         FOUNTAIN VALLEY, CALIFORNIA                          92708
         ----------------------------                  -------------------
            (Address of principal                           (Zip code)
             executive offices)


                                 (714) 241-9241
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


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

As of December 31, 1997 there were 2,008,700 shares of common stock outstanding.


=============================================================================

                             CAM DATA SYSTEMS, INC.


                                      INDEX

                                                                          Page Number
                                                                          -----------
PART I  Financial Information

Item 1. Condensed Financial Statements:

        o Condensed Balance Sheet at December 31, 1997 and                      3
          September 30, 1997

        o Condensed Statement of Operations for three
          months ended December 31, 1997 and 1996                               4

        o Condensed Statement of Cash Flows for
          three months ended December 31, 1997 and 1996                         5

        o Notes to Condensed Financial Statements                             6-7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    8

PART II  Other Information                                                      9

         Signature Page                                                        10

PART I. FINANCIAL INFORMATION

                             CAM DATA SYSTEMS, INC.

                             CONDENSED BALANCE SHEET


                                            (UNAUDITED)
                                             DECEMBER 31       SEPTEMBER 30
                                                1997              1997
                                             -----------       ------------
ASSETS

Current assets:
 Cash and cash equivalents                    $2,477,100       $2,916,300
 Accounts receivable, net                      2,005,000        2,354,500
 Inventories                                     494,500          523,000
 Prepaid expenses                                293,400          256,200
 Deferred income taxes                           123,000          123,000
                                              ----------       ----------
   Total current assets                        5,393,000        6,173,000

 Property and equipment, net                     831,500          788,600
 Intangible assets, net                          652,000          597,300
 Note receivable from officer                     12,300           12,300
 Other assets                                     51,500           36,900
                                              ----------       ----------
 Total assets                                 $6,940,300       $7,608,100
                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                             $  638,700       $1,140,100
 Accrued compensation and related expenses       478,800          466,000
 Customer deposits and deferred service
  revenue                                        372,600          420,300
 Accrued installation costs                      100,000          100,000
 Other accrued liabilities                       175,900          197,700
                                              ----------       ----------
  Total current liabilities                    1,766,000        2,324,100

 Stockholders' equity:

 Common stock, $.001 par value,
   5,000,000 shares authorized,
   2,008,700 shares issued and
   outstanding (2,008,700 at
   September 30, 1997)                             2,000            2,000
 Paid-in capital                               3,944,800        3,944,800
 Less notes receivable for purchase of
   common stock                                  (28,900)         (30,900)
 Retained earnings                             1,256,400        1,368,100
                                              ----------       ----------
 Total stockholders' equity                    5,174,300        5,284,000
                                              ----------       ----------
 Total liabilities and stockholders' equity   $6,940,300       $7,608,100
                                              ==========       ==========

See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                      CONDENSED STATEMENT OF INCOME (LOSS)


                                                   (UNAUDITED)
                                               THREE MONTHS ENDED
                                            ----------------------------
                                            DECEMBER 31      DECEMBER 31
                                              1997              1996
                                            -----------      -----------
 REVENUES
    Net system revenues                     $3,310,400        $3,884,300
    Net service revenues                       897,600           894,500
                                            ----------        ----------
 Total net revenues                          4,208,000         4,778,800

 COSTS AND EXPENSES
    Costs of system revenues                 1,960,200         2,051,300
    Costs of service revenues                  494,900           458,000
                                            ----------        ----------
   Total costs of revenues                   2,455,100         2,509,300
 Selling, general and administrative
   expenses                                  1,602,400         1,678,900
 Research and development expense              292,000           359,000
 Interest income                               (29,800)          (35,500)
                                            ----------        ----------
 Total costs and expenses                    4,319,700         4,511,700
                                            ----------        ----------
 Income (loss) before provision for
   taxes                                      (111,700)          267,100
 Provision for income taxes                         --            80,000
                                            ----------        ----------
 NET INCOME (LOSS)                          $ (111,700)       $  187,100
                                            ----------        ----------

 Basic net income (loss) per share          $     (.05)       $      .09
                                            ----------        ----------

 Diluted net income (loss) per share        $     (.05)       $      .09
                                            ----------        ----------

 Shares used in computing basic
   net income (loss) per share               2,089,500         1,974,400

 Shares used in computing
   diluted net income (loss) per share       2,089,500         2,133,400


See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS


                                                       (UNAUDITED)
                                                   THREE MONTHS ENDED
                                               -----------------------------
                                               DECEMBER 31       DECEMBER 31
                                                  1997               1996
                                               -----------       -----------
 Operating activities:
 Net income (loss)                             $ (111,700)       $  187,100
 Adjustments to reconcile net income
   (loss) to net cash used in operations:
   Depreciation and amortization                  117,100           105,000
   Provision for doubtful accounts                 30,000            10,000
   Other                                            2,000             4,000
 Net changes in operating assets and
   liabilities                                   (261,900)         (421,200)
                                               ----------        ----------
 Net cash used in operations                     (224,500)         (115,100)
                                               -----------       -----------
 Investing activities:
   Purchase of property, plant and equipment     (133,700)         (280,300)
   Capitalized software                           (81,000)               --
 Cash used in investing activities               (214,700)         (280,300)
                                               ----------        ----------
 Financing activities:
   Proceeds from exercise of stock options             --            33,600
                                               ----------        ----------
 Net decrease in cash and cash equivalents       (439,200)         (361,800)
 Cash and cash equivalents at beginning
   of period                                    2,916,300         3,338,200
                                               ----------        ----------
 Cash and cash equivalents at end of period    $2,477,100        $2,976,400
                                               ==========        ==========

See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet as of December 31, 1997, and the related statements of operations and cash flows for the three months ended December 31, 1997 and 1996, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1997.

INVENTORIES

Inventories are stated at the lower of cost determined on a first-in, first out basis, or net realizable value, and are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company's products.

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follows:

                                                    THREE MONTHS ENDED
                                               -----------------------------
                                               DECEMBER 31       DECEMBER 31
                                                   1997             1996
                                               ------------     ------------
 (Increase) decrease in:
 Accounts receivable                            $ 319,500        $ (469,600)
 Inventories                                       28,500           (76,800)
 Prepaid expenses and other assets                (51,800)            5,600
 Increase (decrease) in:
 Accounts payable                                (501,400)           85,800
 Accrued compensation and related expenses         12,800           (96,000)
 Accrued installation costs                            --             7,000
 Customer deposits                                (47,700)           51,400
 Accrued liabilities                              (21,800)           71,400
                                                ----------        ---------
 Net changes in operating assets and
   liabilities                                  $(261,900)        $(421,200)
                                                =========         =========

There were no income taxes paid during the three months ended December 31, 1997. Income taxes paid during the three months ended December 31, 1996 was $29,700. There was no interest expense paid in the first three months of 1998 or 1997.

                             CAM DATA SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.


                                                       THREE MONTHS ENDED
                                                --------------------------------
                                                 DECEMBER 31         DECEMBER 31
                                                    1997               1996
                                                ------------      -------------
 NUMERATOR:

 Net income (loss), numerator for basic and
   diluted net income (loss) per share           $ (111,700)       $  187,100
                                                 ----------        ----------
 DENOMINATOR:

 Weighted -average shares outstanding             2,008,700         1,974,400
 Contingent shares to be issued in
   January 1998                                      80,800                --
                                                 ----------        ----------
 Denominator for basic net income (loss)
   per share -- weighted-average shares           2,089,500         1,974,400

 Effect of dilutive securities:
 Stock options                                           --           159,000
                                                 ----------        ----------
 Denominator for diluted net income (loss)
 per share - weighted-average shares and
   assumed conversions                            2,089,500         2,133,400
                                                 ----------        ----------
 Basic net income (loss) per share               $     (.05)       $      .09
                                                 ----------        ----------
 Diluted net income (loss) per share             $     (.05)       $      .09
                                                 ==========        ==========


The Company will issue 80,800 shares related to an acquisition made in 1996. The shares were to be issued contingent on meeting certain revenue and earnings levels, as of December 31, 1997, all contingencies have been met and the shares will be issued.

                             CAM DATA SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED DECEMBER 31, 1997, AS COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1996


RESULTS OF OPERATIONS

NET REVENUES for the three months ended December 31, 1997, decreased 12% to $4,208,000 consisting of a 15% decrease in system revenues, and no change in service revenues compared to the three months ended December 31, 1996. The decrease in system revenues was a result of lower sales activity for the quarter. The flat service revenues was attributed to a decrease in the number of customers on a service contract.

GROSS MARGIN for the three months ended December 31, 1997, was 42%, compared to 47% for the three months ended December 31, 1996. Gross margin on system revenues decreased to 41%, for the three months ended December 31, 1997, compared to 47% for the three months ended December 31, 1996. Gross margin for service revenue was 45% for the three months ended December 31, 1997, compared to 49% for the three months ended December 31, 1996. The margin decrease in system revenues was a result of a higher mix of hardware sales versus software sales, and sales to existing customers, which yield a lower gross margin than software sales. The decrease in gross margin for service revenue is related to the increase in customer service personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three month period ended December 31, 1997, to 38%, compared to 35% for the three month period ended December 31, 1996. Selling, general and administrative expenses for the three months ended December 31, 1997, decreased 5% to $1,602,400 from the three months ended December 31, 1996. The decrease was mainly attributed to lower payroll costs for the three months ended December 31, 1997, combined with decreases in commissions expense related to lower sales volume.

RESEARCH AND DEVELOPMENT EXPENSE decreased 19% to $292,000 for the three month period ended December 31, 1997, from $359,000 for the same period in 1996. The decrease for the period was attributed to the capitalization of software related to new products and the enhancement of existing products.

INCOME TAXES, there were no taxes booked due to the loss for the quarter ended December 31, 1997. The effective tax rate was 30% for the three months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES The Company's cash and cash equivalents totaled $2,477,100 on December 31, 1997, compared to $2,916,300 on September 30, 1997.
The Company utilized $224,500 from operations, and expended $214,700 for fixed assets and the capitalization of software, compared to the utilization of $115,100 from operations, and the utilization of $280,300 for the purchase of fixed assets for the three months ended December 31, 1997.

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

                                            CAM DATA SYSTEMS, INC. (Registrant)

Date: February 11, 1998                     By /s/ PAUL CACERES JR.
                                               --------------------------------
                                                   Paul Caceres Jr.
                                                   Chief Financial and
                                                   Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
-----------        -----------

    27             Financial Data Schedule