Form 10-Q
period 1998-03-31
CAM DATA SYSTEMS INC
filed 1998-05-13
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

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

Yes  [X]    No [ ]

As of March 31, 1998 there were 2,089,500 shares of common stock outstanding.



--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                                      INDEX

PART I  Financial Information

Item 1 Condensed Financial Statements:                                     Page Number
       o  Condensed Balance Sheet at March 31, 1998 and                         3
          September 30, 1997
       o  Condensed Statement of Operations for three
          months ended March 31, 1998 and 1997                                  4
       o  Condensed Statement of Income for six
          months ended March 31, 1998 and 1997                                  5
       o  Condensed Statement of Cash Flows for
          six months ended March 31, 1998 and 1997                              6
       o  Notes to Financial Condensed Statements                             7-8

Item 2 Management's Discussion and Analysis of Financial Condition and       9-10
       Results of Operations

PART II  Other Information                                                     11
       o  Signature Page                                                       12

















--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                             CAM DATA SYSTEMS, INC.
                             CONDENSED BALANCE SHEET

                                                       (UNAUDITED)
                                                        MARCH 31        SEPTEMBER 30
                                                          1998              1997
                                                          ----              ----
ASSETS
Current assets:
  Cash and cash equivalents                            $ 2,335,800       $ 2,916,300
  Accounts receivable, net                               2,610,800         2,354,500
  Inventories                                              548,800           523,000
  Prepaid expenses                                         147,700           256,200
  Deferred income taxes                                    123,000           123,000
                                                       -----------       -----------
Total current assets                                     5,766,100         6,173,000

Property and equipment, net                                811,400           788,600
Intangible assets, net                                     912,700           597,300
Note receivable from officer                                11,300            12,300
Other assets                                                57,500            36,900
                                                       -----------       -----------
Total assets                                           $ 7,559,000       $ 7,608,100
                                                       -----------       -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $   930,900       $ 1,140,100
   Accrued compensation and related expenses               467,900           466,000
   Customer deposits and deferred service revenue          525,100           420,300
   Accrued installation costs                              165,000           100,000
   Other accrued liabilities                               212,100           197,700
                                                       -----------       -----------
Total current liabilities                                2,301,000         2,324,100

Stockholders' equity:
   Common stock, $.001 par value, 5,000,000
     shares authorized, 2,089,500 shares issued
     and outstanding (2,008,700 at
     Sept. 30, 1997)                                         2,100             2,000
Paid-in capital                                          4,144,700         3,944,800
Less notes receivable for purchase of
   common stock                                            (26,900)          (30,900)
Retained earnings                                        1,138,100         1,368,100
                                                       -----------       -----------
Total stockholders' equity                               5,258,000         5,284,000
                                                       -----------       -----------
Total liabilities and stockholders' equity             $ 7,559,000       $ 7,608,100
                                                       -----------       -----------


See notes to financial statements




--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                                           (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                  -----------------------------
                                                   MARCH 31          MARCH 31
                                                     1998              1997
                                                  -----------       -----------
REVENUES
   Net system revenues                            $ 3,378,600       $ 2,668,100
   Net service revenues                             1,024,100           929,400
                                                  -----------       -----------
Total net revenues                                  4,402,700         3,597,500
COSTS AND EXPENSES
   Costs of system revenues                         1,940,800         1,480,000
   Costs of service revenues                          593,400           472,300
                                                  -----------       -----------
Total costs of revenues                             2,534,200         1,952,300
Selling, general and administrative expenses        1,730,400         1,380,800
Research and development expense                      283,700           361,400
Interest income                                       (27,300)          (28,900)
                                                  -----------       -----------
Total costs and expenses                            4,521,000         3,665,600
                                                  -----------       -----------
Loss before (benefit) for income taxes               (118,300)          (68,100)
(Benefit) provision for income taxes                       --           (20,000)
NET LOSS                                          $  (118,300)      $   (48,100)
                                                  -----------       -----------

Basic net loss per share                          $      (.06)      $      (.02)
                                                  -----------       -----------

Diluted net loss per share                        $      (.06)      $      (.02)
                                                  -----------       -----------

Shares used in computing basic
  net loss per share                                2,089,500         1,993,700

Shares used in computing
  diluted net loss per share                        2,089,500         1,993,700


See notes to financial statements








--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                        CONDENSED STATEMENT OF OPERATIONS

                                                          (UNAUDITED)
                                                       SIX MONTHS ENDED
                                                  -----------------------------
                                                   MARCH 31          MARCH 31
                                                      1998             1997
                                                      ----             ----
REVENUES
   Net system revenues                            $ 6,565,600       $ 6,552,400
   Net service revenues                             2,045,100         1,823,900
                                                  -----------       -----------
Total net revenues                                  8,610,700         8,376,300
COSTS AND EXPENSES
   Costs of system revenues                         3,818,400         3,531,300
   Costs of service revenues                        1,171,000           930,300
                                                  -----------       -----------
Total costs of revenues                             4,989,400         4,461,600
Selling, general and administrative expenses        3,332,700         3,059,700
Research and development expense                      575,700           720,400
Interest income                                       (57,100)          (64,400)
                                                  -----------       -----------
Total costs and expenses                            8,840,700         8,177,300
                                                  -----------       -----------

(Loss) income before provision for
  income taxes                                       (230,000)          199,000
Provision for income taxes                                 --            60,000
                                                  -----------       -----------
NET (LOSS) INCOME                                 $  (230,000)      $   139,000
                                                  -----------       -----------

Basic net (loss) income per share                 $      (.11)      $       .07
                                                  -----------       -----------

Diluted net (loss) income per share               $      (.11)      $       .06
                                                  -----------       -----------

Shares used in computing basic
  net (loss) income per share                       2,089,500         1,982,600

Shares used in computing
  diluted net (loss) income per share               2,089,500         2,151,500


See notes to financial statements






--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                                               (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                      -----------------------------
                                                       MARCH 31          MARCH 31
                                                         1998              1997
                                                         ----              ----
OPERATING ACTIVITIES:
Net income (loss)                                     ($  230,000)      $   139,000
Adjustments to reconcile net income
(loss) to net cash (used in) provided by
operations:
  Depreciation and amortization                           240,600           218,800
  Provision for doubtful accounts                          30,000            10,000
  Other                                                   (15,000)            6,000
Net changes in operating assets and liabilities          (226,700)         (567,200)
                                                      -----------       -----------
Net cash (used in) provided by operations                (201,100)         (193,400)
                                                      -----------       -----------
Investing activities:
Purchase of property, plant and equipment                (211,400)         (791,200)
Capitalized software                                     (168,000)               --
                                                      -----------       -----------
Cash used in investing activities                        (379,400)         (791,200)
Financing activities:
Proceeds from exercise of stock options                        --            68,100
                                                      -----------       -----------
Net (decrease) in cash and cash equivalents              (580,500)         (916,500)
Cash and cash equivalents at beginning of period        2,916,300         3,338,200
                                                      -----------       -----------
Cash and cash equivalents at end of period            $ 2,335,800       $ 2,421,700
                                                      -----------       -----------



See notes to financial statements











--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and six months ended March 31, 1998 and 1997 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for such periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 1998.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed consolidated statement of cash flows are as follows:

                                                        SIX MONTHS ENDED
                                                    ------------------------
                                                    MARCH 31       MARCH 31
                                                      1998           1997
                                                      ----           ----
(Increase) decrease in:
Accounts receivable                                 $(286,300)     $  68,800
Inventories                                           (25,800)      (192,100)
Prepaid expenses and other assets                     108,500        (58,400)
Increase (decrease) in:
Accounts payable                                     (209,200)      (161,800)
Accrued compensation and related expenses               1,900       (266,000)
Accrued installation costs                             65,000        (11,000)
Customer deposits                                     104,800        233,200
Accrued liabilities                                    14,400       (179,900)
                                                    ---------      ---------
Net changes in operating assets and liabilities     $(226,700)     $(567,200)
                                                    ---------      ---------


Income taxes paid during the six months ended March 31, 1998 and 1997 were $500 and $209,000,respectively. There was no interest expense paid in the first six months of 1998 or 1997.






--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NET INCOME (LOSS) PER SHARE

The company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported earnings per share amounts have been restated based on the provisions of the new standard. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common shares and common equivalent shares for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method. The computation of basic and diluted earnings per share for the three and six month periods ended March 31, 1998 and March 31, 1997 are as follows:

                                                        THREE MONTHS ENDED
                                                    -----------      -----------
                                                     MARCH 3          MARCH 31
NUMERATOR:                                             1998             1997
                                                       ----             ----
Net loss, numerator for basic and diluted
net loss per share                                  $  (118,300)     $   (48,100)
                                                    -----------      -----------
DENOMINATOR:
Weighted-average shares outstanding                   2,089,500        1,993,700
                                                    -----------      -----------
Denominator for basic net loss per share -
weighted-average shares                               2,089,500        1,993,700

Effect of dilutive securities:
Stock options                                                --               --
                                                    -----------      -----------
Denominator for diluted net loss per share -
weighted-average shares and assumed conversions       2,089,500        1,993,700
                                                    -----------      -----------
Basic net loss per share                            $      (.06)     $      (.02)
                                                    -----------      -----------
Diluted net loss per share                          $      (.06)     $      (.02)
                                                    -----------      -----------


                                                      SIX MONTHS ENDED
                                                -----------      ----------
                                                 MARCH 31         MARCH 31
NUMERATOR:                                         1998             1997
                                                   ----             ----
Net (loss) income, numerator for basic and
diluted net (loss) income per share             $  (230,000)     $  139,000
                                                -----------      ----------
DENOMINATOR:
Weighted-average shares outstanding               2,089,500       1,982,600
                                                -----------      ----------
Denominator for basic net (loss) income per
share - weighted-average shares                   2,089,500       1,982,600
Effect of dilutive securities:
Stock options                                            --         168,900
                                                -----------      ----------
Denominator for diluted net (loss) income
per share - weighted-average shares and
assumed conversions                               2,089,500       2,151,500
                                                -----------      ----------
Basic net (loss) income per share               $      (.11)     $      .07
                                                -----------      ----------
Diluted net (loss) income per share             $      (.11)     $      .06
                                                -----------      ----------




--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1998, AS COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1997

                 SIX MONTHS ENDED MARCH 31, 1998, AS COMPARED TO
                         SIX MONTHS ENDED MARCH 31, 1997


RESULTS OF OPERATIONS

NET REVENUES for the three months ended March 31, 1998, increased 22% to $4,402,700 consisting of a 27% increase in system revenues, and a 10% increase in service revenues compared to the three months ended March 31, 1997. The increase in system revenues was due to a 60% increase in sales to existing customers, and an 18% increase in sales to new customers for the quarter. Service revenues increased due to an increase in consulting services during the quarter. Net revenues for the six months ended March 31, 1998, increased 3% to $8,610,700 mainly due to a 12% increase in service revenues compared to the six months ended March 31, 1997. The increase in service revenues for the six months ended March 31, 1998 is due to an increase in consulting services.

GROSS MARGIN for the three months and six months ended March 31, 1998, was 42%, compared to 46% and 47% for the three and six months ended March 31, 1997. Gross margin on system revenues decreased to 43% and 42%, for the three months and six months ended March 31, 1998, compared to 45% and 46% for the three and six months ended March 31, 1997. Gross margin for service revenue was 42% and 43% for the three and six months ended March 31, 1998, compared to 49% for the three and six months ended March 31, 1997. The decrease in gross margin for system revenues was a result of a higher installation costs due to increases in labor and travel expenses. The decrease in gross margin for service revenue is related to the increase in labor costs in providing consulting and technical services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three month period ended March 31, 1998, to 39%, compared to 38% for the three month period ended March 31, 1997. Selling, general and administrative expenses for the three months ended March 31, 1998, increased 25% to $1,730,400 from the three months ended March 31, 1997. Selling, general and administrative expenses expressed as a percentage of net revenues increased for the six month period ended March 31, 1998, to 39%, compared to 37% for the six month period ended March 31, 1997. Selling, general and administrative expenses for the six months ended March 31, 1998, increased 9% to $3,332,700 from the six months ended March 31, 1997. The increase in the dollar amount of selling, general, administrative expenses and as a percent of revenue was mainly attributed to higher commissions due to a higher sales volume for the three months ended March 31, 1998, combined with higher payroll expenses for the six months ended March 31, 1998.

RESEARCH AND DEVELOPMENT EXPENSE decreased 21% to $283,700 for the three month period ended March 31, 1998, from $361,400 for the same period in 1997. Research and development expense decreased 20% to $575,700 for the six month period ended March 31, 1998, from $720,400 for the same period in 1997. The decrease for the periods was attributed to the increase in the rate of software capitalization in 1998 relative to the development of new software products.

INCOME TAXES, there was no income tax expense booked due to the loss for the three and six months ended March 31, 1998. The effective tax rate was 30% for the three and six months ended March 31, 1997.



--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $2,335,800 on March 31, 1998, compared to $2,916,300 on September 30, 1997. The Company used $201,100 for operations, expended $211,400 for fixed assets, and $168,000 for capitalized software development during the six months ended March 31, 1998, compared to the utilization of $193,400 for operations, and the utilization of $791,200 for the purchase of fixed assets and the construction of a facility in Nevada for the six months ended March 31, 1997.

The Company has no significant commitments for expenditures.

Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the next twelve months.

Inflation has had no significant impact on the Company's operations.

This section contains certain forward looking statements regarding the Company, its business, liquidity, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, liquidity, prospects and results of operations to differ materially from those that may be anticipated by such forward looking statements. All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future revenue and expense levels, and capital requirements, and the Company's ability to generate cash from operations, are forward looking statements based on current expectations. No assurances can be given that events or results mentioned in any such forward looking statements will in fact occur. Readers are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission.












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

Date: May 12, 1998                      By /S/ Paul Caceres Jr.
      ------------                         --------------------
                                           Paul Caceres Jr.
                                           Chief Financial and
                                            Accounting Officer



















--------------------------------------------------------------------------------
                                       12