Form 10-Q
period 1998-06-30
CAM DATA SYSTEMS INC
filed 1998-08-12
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the transition period from ___________ to ___________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of June 30, 1998, there were 2,089,500 shares of common stock outstanding.

--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                                      INDEX

PART I  Financial Information

Item 1 Condensed Financial Statements                                      Page Number
     o  Condensed Balance Sheet at June 30, 1998 and                           3
        September 30, 1997
     o  Condensed Statement of Operations for the three
        months ended June 30, 1998 and 1997                                    4
     o  Condensed Statement of Income for the nine
        months ended June 30, 1998 and 1997                                    5
     o  Condensed Statement of Cash Flows for the
        nine months ended June 30, 1998 and 1997                               6
     o  Notes to Condensed Financial Statements                              7-8

Item 2  Management's Discussion and Analysis of Financial Condition and     9-10
        Results of Operations

PART II Other Information                                                     11
     o  Signature Page                                                        12











--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CAM DATA SYSTEMS, INC.
                             CONDENSED BALANCE SHEET

                                             (UNAUDITED)
                                                JUNE 30        SEPTEMBER 30
                                                 1998              1997
                                                 ----              ----
ASSETS
Current assets:
  Cash and cash equivalents                   $2,362,700       $2,916,300
  Accounts receivable, net                     2,832,600        2,354,500
  Inventories                                    554,500          523,000
  Prepaid expenses                               120,100          256,200
  Deferred income taxes                          123,000          123,000
                                              ----------       ----------
Total current assets                           5,992,900        6,173,000

Property and equipment, net                      845,400          788,600
Intangible assets, net                           963,300          597,300
Note receivable from officer                      10,300           12,300
Other assets                                      53,300           36,900
                                              ----------       ----------
Total assets                                  $7,865,200       $7,608,100
                                              ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  971,400       $1,140,100
  Accrued compensation and related
  expenses                                       515,000          466,000
  Customer deposits and deferred service
  revenue                                        489,400          420,300
  Accrued installation costs                     150,000          100,000
  Other accrued liabilities                      229,400          197,700
                                              ----------       ----------
Total current liabilities                      2,355,200        2,324,100

Stockholders' equity:
  Common stock, $.001 par value,
    5,000,000 shares authorized,
    2,089,500 shares issued and
    outstanding (2,008,700 at Sept. 30,
    1997)                                          2,100            2,000
  Paid-in capital                              4,144,700        3,944,800
  Less notes receivable for purchase of
    common stock                                 (24,900)         (30,900)
  Retained earnings                            1,388,100        1,368,100
                                              ----------       ----------
Total stockholders' equity                     5,510,000        5,284,000
                                              ----------       ----------
Total liabilities and stockholders'
   equity                                     $7,865,200       $7,608,100
                                              ----------       ----------


See notes to financial statements



--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                    CONDENSED STATEMENT OF INCOME (UNAUDITED)



                                               THREE MONTHS ENDED
                                               ------------------
                                             JUNE 30        JUNE 30
                                               1998           1997
                                               ----           ----
 REVENUES
    Net system revenues                     $3,987,100     $3,500,300
    Net service revenues                       940,800        918,300
                                            ----------     ----------
 Total net revenues                          4,927,900      4,418,600

 COSTS AND EXPENSES
    Costs of system revenues                 2,302,300      2,003,500
    Costs of service revenues                  470,800        473,700
                                            ----------     ----------
 Total costs of revenues                     2,773,100      2,477,200

 Selling, general and administrative
 expenses                                    1,614,700      1,562,500
 Research and development expense              317,300        391,200
 Interest income                               (27,200)       (25,800)
                                            ----------     ----------
 Total costs and expenses                    4,677,900      4,405,100
                                            ----------     ----------
 Income before provision for income
  taxes                                        250,000         13,500
 Provision for income taxes
                                                    --          4,000
                                            ----------     ----------
 NET INCOME                                 $  250,000     $    9,500
                                            ----------     ----------

 Basic net income per share                    $    .12       $    --
                                               --------       -------

 Diluted net income per share                  $    .12       $    --
                                               --------       -------

 Shares used in computing basic
   net income per share                      2,089,500      1,993,700

 Shares used in computing
   diluted net income per share              2,143,600      2,125,200


See notes to financial statements






--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                    CONDENSED STATEMENT OF INCOME (UNAUDITED)


                                                NINE MONTHS ENDED
                                                -----------------
                                              JUNE 30       JUNE 30
                                                1998          1997
                                                ----          ----
 REVENUES
    Net system revenues                      $10,757,100   $10,052,700
    Net service revenues                       2,781,500     2,742,200
                                             -----------   -----------
 Total net revenues                           13,538,600    12,794,900

 COSTS AND EXPENSES
    Costs of system revenues                   6,309,800     5,534,700
    Costs of service revenues                  1,452,600     1,404,100
                                             -----------   -----------
 Total costs of revenues                       7,762,400     6,938,800

 Selling, general and administrative
 expenses                                      4,982,900     4,622,200
 Research and development expense                857,600     1,111,600
 Interest income                                 (84,300)      (90,200)
                                             -----------   -----------
 Total costs and expenses                     13,518,600    12,582,400
                                             -----------   -----------
 Income before provision for income
  taxes                                           20,000       212,500
 Provision for income taxes                           --        64,000
                                             -----------   -----------
 NET INCOME                                  $    20,000   $   148,500
                                             -----------   -----------

 Basic net income per share                       $  .01         $ .07
                                                  ------         -----

 Diluted net income per share                     $  .01         $ .07
                                                  ------         -----

 Shares used in computing basic
   net income per share                        2,089,500     1,986,300

 Shares used in computing
   diluted net income per share                2,135,800     2,144,300


See notes to financial statements




--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                 NINE MONTHS ENDED
                                                 -----------------
                                               JUNE 30       JUNE 30
                                                 1998          1997
                                                 ----          ----
 OPERATING ACTIVITIES:
 Net income                                  $   20,000    $   148,500
 Adjustments to reconcile net income
 (loss) to net cash (used in) provided by
 operations:
   Depreciation and amortization                368,000        347,300
   Provision for doubtful accounts               15,000         10,000
   Other                                          8,000          9,000
 Net changes in operating assets and
   liabilities                                 (373,000)      (503,400)
                                             ----------    -----------
 Net cash provided by operations                 38,000         11,400
                                             ----------    -----------
 Investing activities:
 Purchase of property, plant and equipment     (352,600)    (1,267,600)
 Sale of property and building                       --        906,200
 Capitalized software                          (239,000)       (30,000)
                                             ----------    -----------
 Cash used in investing activities             (591,600)      (391,400)
 Financing activities:
 Proceeds from exercise of stock options             --         68,100
                                             ----------    -----------
 Net decrease in cash and cash equivalents     (553,600)      (311,900)
 Cash and cash equivalents at beginning
   of period                                  2,916,300      3,338,200
                                             ----------    -----------
 Cash and cash equivalents at end of
   period                                    $2,362,700    $ 3,026,300
                                             ----------    -----------




See notes to financial statements





--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and nine months ended June 30, 1998 and 1997 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial position, results of operations and cash flows for such periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on form 10-K for the fiscal year ended September 30, 1997. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year ending September 30, 1998.

INVENTORIES

Inventories are stated at the lower of cost determined on a first-in, first out basis, or net realizable value, and are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company's products.

STATEMENT OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follows:

                                                    NINE MONTHS ENDED
                                                    -----------------
                                                 JUNE 30       JUNE 30
                                                   1998          1997
                                                   ----          ----
 (Increase) decrease in:
 Accounts receivable                            $(493,100)    $(238,500)
 Inventories                                      (31,500)       27,400
 Prepaid expenses and other assets                120,500      (162,200)
 Increase (decrease) in:
 Accounts payable                                (168,700)      220,900
 Accrued compensation and related expenses         49,000      (227,000)
 Accrued installation costs                        50,000        (1,000)
 Customer deposits                                 69,100       168,400
 Accrued liabilities                               31,700      (291,400)
                                                ---------     ---------
 Net changes in operating assets and
   liabilities                                  $(373,000)    $(503,400)
                                                ---------     ---------

Income taxes paid during the nine months ended June 30, 1998 and 1997 were $500 and $209,000,respectively. There was no interest expense paid in the first nine months of 1998 or 1997.




--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. PRESENTATION OF CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NET INCOME PER SHARE

The company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported earnings per share amounts have been restated based on the provisions of the new standard. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common shares and common equivalent shares for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method. The computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 1998 and June 30, 1997 are as follows:

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                   JUNE 30           JUNE 30
                                                     1998              1997
                                                     ----              ----
 NUMERATOR:
 Net income, numerator for basic and diluted
 net income per share                             $  250,000        $    9,500
                                                  ----------        ----------
 DENOMINATOR:
 Weighted-average shares outstanding               2,089,500         1,993,700
                                                  ----------        ----------
 Denominator for basic net income per share -
 weighted-average shares                           2,089,500         1,993,700
 Effect of dilutive securities:
 Stock options                                        54,100           131,500
                                                  ----------        ----------
 Denominator for diluted net income per
 share - weighted-average shares and assumed
 conversions                                       2,143,600         2,125,200
                                                  ----------        ----------
 Basic net income per share                          $   .12            $   --
                                                     -------            ------
 Diluted net income per share                        $   .12            $   --
                                                     -------            ------




                                                       NINE MONTHS ENDED
                                                       -----------------
                                                   JUNE 30           JUNE 30
                                                     1998              1997
                                                     ----              ----
 NUMERATOR:
 Net income, numerator for basic and diluted
 net income per share                             $   20,000        $  148,500
                                                  ----------        ----------
 DENOMINATOR:
 Weighted-average shares outstanding               2,089,500         1,986,300
                                                  ----------        ----------
 Denominator for basic net income per share -
 weighted-average shares                           2,089,500         1,986,300
 Effect of dilutive securities:
 Stock options                                        46,300           158,000
                                                  ----------        ----------
 Denominator for diluted net income per
 share - weighted-average shares and assumed
 conversions                                       2,135,800         2,144,300
                                                  ----------        ----------

 Basic net income per share                          $   .01            $  .07
                                                     -------            ------
 Diluted net income per share                        $   .01            $  .07
                                                     -------            ------





--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CAM DATA SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED JUNE 30, 1998, AS COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1997


RESULTS OF OPERATIONS

NET REVENUES for the three months ended June 30, 1998, increased 12% to $4,927,900 consisting of a 14% increase in system revenues, and a 2% increase in service revenues compared to the three months ended June 30, 1997. The increase in system revenues was due to an increase in hardware sales to existing customers. Service revenues were flat during the quarter.

GROSS MARGIN for the three months ended June 30, 1998 and 1997 was 44%. Gross margin on system revenues decreased to 42% for the three months ended June 30, 1998, compared to 43% for the three months ended June 30, 1997. Gross margin for service revenue was 50% for the three months ended June 30, 1998, compared to 48% for the three months ended June 30, 1997. The decrease in gross margin for system revenues was a result of higher installation costs due to increases in labor and travel expenses. The increase in gross margin for service revenue is related to open positions on the technical support staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues for the three month period ended June 30, 1998, decreased to 33%, compared to 35% for the three month period ended June 30, 1997. Selling, general and administrative expenses for the three months ended June 30, 1998, increased 3% to $1,614,700 from the three months ended June 30, 1997. The decrease in selling, general, and administrative expenses as a percentage of sales is due to the higher sales volume in relation to the expenses. The increase in the dollar amount of selling, general, and administrative expenses was mainly attributed to higher sales commissions due to a higher sales volume.

RESEARCH AND DEVELOPMENT EXPENSE decreased 19% to $317,300 for the three month period ended June 30, 1998, from $391,200 for the same period in 1997. The decrease for the period was attributed to the increase in the rate of software capitalization in 1998 relative to the development of new software products.

INCOME TAXES, there was no income tax expense booked for the three months ended June 30, 1998, due to the relatively small year to date net income results. The effective tax rate was 30% for the three months ended June 30, 1997.

                 NINE MONTHS ENDED JUNE 30, 1998, AS COMPARED TO
                         NINE MONTHS ENDED JUNE 30, 1997


NET REVENUES for the nine months ended June 30, 1998, increased 6% to $13,538,600 consisting of a 7% increase in system revenues, and a 1% increase in service revenues compared to the nine months ended June 30, 1997. The increase in system revenues was due to a 23 % increase in sales to existing customers for the period. Service revenues were flat during the period.

GROSS MARGIN for the nine months ended June 30, 1998, was 43%, compared to 46% for the nine months ended June 30, 1997. Gross margin on system revenues decreased to 41%, for the nine months






--------------------------------------------------------------------------------
ended June 30, 1998, compared to 45% for the nine months ended June 30, 1997. Gross margin for service revenue was 48% for the nine months ended June 30, 1998, compared to 49% for the nine months ended June 30, 1997. The decrease in gross margin for system revenues was a result of a higher installation costs due to increases in labor and travel expenses, combined with an increase in hardware sales which produce lower gross margins than software sales. The decrease in gross margin for service revenue is related to the increase in labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the nine month period ended June 30, 1998 to 37%, compared to 36% for the nine month period ended June 30, 1997. Selling, general and administrative expenses for the nine months ended June 30, 1998, increased 8% to $4,982,900 from the nine months ended June 30, 1997. The increase in the dollar amount of selling, general, and administrative expenses as a percent of revenue was mainly attributed to higher commissions due to a higher sales volume, combined with higher payroll expenses, offset by the capitalization of software costs.

RESEARCH AND DEVELOPMENT EXPENSE decreased 23% to $857,600 for the nine month period ended June 30, 1998, from $1,111,600 for the same period in 1997. The decrease for the period was attributed to the increase in the rate of software capitalization in 1998 relative to the development of new software products.

INCOME TAXES, there was no income tax expense for the nine months ended June 30, 1998. The effective tax rate was 30% for the nine months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents totaled $2,362,700 on June 30, 1998, compared to $2,916,300 on September 30, 1997. The Company generated $38,000 from operations, expended $352,600 for fixed assets, and $239,000 for capitalized software development during the nine months ended June 30, 1998, compared to the generation of $11,400 for operations, and the utilization of $1,267,600 for the purchase of fixed assets and the construction of a building in Nevada, offset by the sale of the property and building for $906,200, and $30,000 for capitalized software development for the nine months ended June 30, 1997.

The Company has no significant commitments for expenditures.

Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the next twelve months.

Inflation has had no significant impact on the Company's operations.

This Item II section contains certain forward looking statements regarding the Company, its business, liquidity, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, liquidity, prospects and results of operations to differ materially from those that may be anticipated by such forward looking statements. All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future revenue and expense levels, and capital requirements, and the Company's ability to generate cash from operations, are forward looking statements based on current expectations. No assurances can be given that events or results mentioned in any such forward looking statements will in fact occur. Readers are cautioned not to place undue reliance on any forward looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission.



--------------------------------------------------------------------------------

CAM DATA SYSTEMS, INC.

PART II - OTHER INFORMATION

Items 1 - 3       Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders

On May 7, 1998, the Company held its annual meeting of shareholders. The following items were voted upon at the annual meeting with the results of the voting:

1. The re-election of five persons to serve on the Company's Board of Directors. The term shall be until the next meeting of shareholders in 1999.

                                      VOTES
                                      -----
                         For                Against              Abstain
Geoffrey D. Knapp     1,892,075                  --                   --
Walter Straub         1,895,660                  --                   --
David Frosh           1,895,660                  --                   --
Corley Phillips       1,895,660                  --                   --
Fred Haney            1,895,660                  --                   --

2. The confirmation of Ernst & Young as the independent auditors of the Company.

                                      VOTES
                                      -----
                         For                Against              Abstain
                      1,1911,160              4,350                   --

3. The amendment of the Company's 1993 Stock Option Plan to increase from 900,000 to 1,200,000 the number of shares of the Company's Common Stock for which options may be granted to directors, officers and employees of, and consultants to, the Company.

                                      VOTES
                                      -----
                         For                Against              Abstain
                      1,233,533             142,840                4,800


Item 5            Not Applicable

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

                                            CAM DATA SYSTEMS, INC. (Registrant)

Date: August 12, 1998                       By /S/ Paul Caceres Jr.
      ---------------                          --------------------
                                               Paul Caceres Jr.
                                               Chief Financial and
                                               Accounting Officer
















--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER              DESCRIPTION
     -------             -----------

       27                Financial Data Schedule