Form 10-K
period 1998-09-30
CAM DATA SYSTEMS INC
filed 1998-12-21
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1998
                                       OR

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 11, 1998 was approximately $5,700,000. As of December 11, 1998, there were outstanding 2,139,000 shares of Common Stock of the Registrant, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

        Part II Annual Report to Stockholders for fiscal year ended September 30, 1998





































                            (cover page 2 of 2 pages)

                                     PART I


ITEM 1.  BUSINESS

General

        Except for the historical information contained herein, this Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE COMPANY

   CAM Data Systems, Inc. (the "Company") was organized under the laws of the State of Delaware on April 29, 1987. On June 5, 1987, CAM Data Systems, Inc., a corporation organized on September 20, 1983, under the laws of the State of California was merged with and into the Company. The Company's principal business is to design, assemble, market, service, and support point of sale, order entry, inventory control, and accounting systems for small to medium size retailers. The Company earns revenues from the sale of its systems and monthly service fees charged to its customers under service agreements. Sales and service operations are located in California, Nevada, Colorado, Georgia, Florida and Massachusetts while the Company's customers are located throughout the United States.

THE SYSTEMS

The Company offers three Turn Key Systems:

1. THE CAM SYSTEM - designed for hardgoods retailers whose inventory is re-orderable in nature.

2. THE PROFIT$ SYSTEM - designed for apparel and shoe retailers whose inventory is seasonal in nature and color and size oriented.

3. THE RETAIL STAR SYSTEM - a Windows-based system designed to incorporate multiple functions of both the CAM and Profit$ systems.

     The Company's systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by hour, day and/or month. In addition, the Company's systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (cost, average cost and retail) and other reports. The systems can also provide accounting functions including accounts receivable, accounts payable, and general ledger.

     The Company's systems integrate Intel-based personal computers, computer point of sale stations, hand held and table top bar code laser scanners, terminal or computer work stations, printers, and the Company's software. The Company is able to adapt its software to existing Intel-based personal computer. Each system is configured to meet the customer's particular needs and, as a result, the components included in each system, including the personal computer, printer, point of sale station and the Company's software, depend on the needs, the size and the industry type of the customer.

     The Company's software is derived from software originally designed and subsequently licensed to (or acquired by) the Company by Retail Solutions Inc. for the CAM system, by MicroStrategies Inc. for the Profit$ system, and Teamsoft Inc. for the Retail Star system. The Company continues to make modifications and enhancements to the software.

     The Company provides an entire system to each customer on a "turn key" basis, in that the Company provides all of the hardware and the software as well as the installation of a system in the customer's premises. All three systems are capable of handling multiple stores for a given customer. In a multiple-store system the Company typically installs a computer network. The server computer at each store communicates with the server computer at the customer's main office. The main server computer compiles all information from the other locations for processing and reporting.

     INVENTORY MANAGEMENT

     The Company believes that inventory control is the most important and time consuming task facing the management of retail stores. The systems were designed by the Company to address the retailer's need for simpler and yet more accurate means of controlling a large and diverse inventory. All inventory information, once entered into the system, is updated for each sale that is transmitted from the point of sale station to the main computer. The systems are able to provide the following managerial reports:

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

     ACCOUNTING MANAGEMENT

     The CAM system is capable of performing accounting functions through software available from the Company. The Company sells M.A.S. 90(R) software and provides training to its customers. The Company's software interfaces with the M.A.S. 90(R) software.

SERVICE AND SUPPORT

     Customer service and support is a critical element in maintaining customer satisfaction. Each purchaser of a system, for an ongoing fee ranging from .75% to 1.2% per month of the initial purchase price of the system purchased, receives service and support from the Company. The service and support provided by the Company includes:

1. HARDWARE SERVICE. The Company's service representatives will service the computer hardware included in a system at the customer's location, and currently contracts with Wang Global for on site service and repair. The representatives are trained to determine the source of the problem or malfunction in the hardware and, once determined, replace the defective component. Defective components, after removal from the system, are either repaired at the Company's facility or sent to a manufacturer's authorized service center for repair.

2. SOFTWARE SERVICE AND ENHANCEMENTS. Software service involves either the replacement or reinstallation of existing software. The Company, while not performing any significant customizing of its software for particular customers, is sensitive to comments from customers concerning the Company's software. Such comments, together with planned revisions to the software, result in enhancements and improvements which are provided without additional cost to all customers on a service contract.

3. INSTALLATION AND TRAINING. In order to assure customers that they will be able to properly integrate the Company's system into their business, the

Company offers on-site installation and training on the use and application of the system to each customer. The training can take place at the Company's in-house training facility or at the customer location The amount of training required depends upon the knowledge and experience of the user plus the complexity of the business to which the system is being adapted.

4. TECHNICAL SUPPORT. By having technical phone support available seven days a week, the Company enables a customer to obtain assistance whenever necessary.

MARKETING

     DIRECT SALES

     The Company markets its systems primarily through the Company's direct sales force consisting of sixteen salespersons, all of whom work exclusively for the Company. The Company's marketing efforts extend nationwide with offices in the states of California, Nevada, Oregon, Colorado, Georgia, Minnesota, Florida and Massachusetts. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by the Company to be able to define the needs of the potential customer, recommend a system configuration, and provides appropriate price quotes. Upon the execution of a typical sales contract, the Company is generally able to install an entire system within four to eight weeks. The Company is paid directly by the customer or by third party leasing companies. Salespersons are compensated on the basis of a percentage of gross profit to the Company for each system sold.

     BROCHURES, TRADE SHOWS, AND ADVERTISING MEDIA

     The Company markets its systems by advertising in trade journals and other print media targeted at retail businesses, attending industry specific trade shows, using sales promotional videos, and direct mail advertising.


ASSEMBLY AND SOURCES OF SUPPLY

     The computer hardware which makes up the Company's systems consists primarily of standard components purchased by the Company from outside distributors and include products such as Intel-based personal computers, Okidata (printers), Symbol Technologies (hand held laser scanners and portable data terminals), Wyse (Terminals), Ithaca (40 column printers),and Hayes (modems). For most computer hardware components, the Company has more than one source of supply.

BACKLOG

     The Company purchases component hardware for its systems based upon system purchase orders and its forecast of demand for its products. Orders from customers are usually shipped by the Company pursuant to an agreed upon schedule. However, orders may be canceled or rescheduled by the customer without penalty. For this reason, management believes backlog information is not indicative of the Company's future sales or business trends and is subject to fluctuation. As of December 11, 1998, backlog was approximately $1,760,000 as compared to $867,000 on December 11, 1997. Backlog is based upon purchase orders placed with the Company which the Company believes are firm orders.

COMPETITION

     The industry in which the Company operates is highly competitive. The Company competes with suppliers dedicated to one type of business and suppliers of software that provide functions similar to the Company's software.

     The Company competes on the basis of the capabilities and competitiveness of its systems. The Company believes its systems offer greater capabilities to the small and medium size retailers than suppliers of other systems. Included among such capabilities are multi-user capability, ongoing software enhancement, and a service organization in place to support the customer after the initial sale.

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

SEASONALITY

     The Company believes that seasonality has not had a significant effect on its business.

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

     The Company spent approximately $1,460,000, $1,548,800, and $1,219,300 on software development, including amounts capitalized during the years ended September 30, 1998, 1997, and 1996, respectively. The Company anticipates that it will continue to incur software development costs in connection with enhancements and improvements of its software and the development of new products. These activities may require an increase in the Company's programming and technical staff which presently consists of eighteen programmers and four quality control and testing personnel.

EMPLOYEES

     The Company has one hundred and sixty-one full time employees, ten of whom are employed in finance and administration, twenty-four in programming and testing, thirty-two in sales and marketing, and eighty-five in operations, installation, consulting, and service and support.

     None of the Company's employees are represented by a labor union and the Company believes that it enjoys harmonious relationships with its employees.

ENVIRONMENTAL REGULATIONS

     There has been no material effect on the Company from compliance with environmental regulations.


ITEM 2.  PROPERTIES

     The Company currently leases approximately 22,000 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring January 1, 2002, at an average annual rent of approximately $187,000. This facility houses the Company's executive and administrative offices, service and support staff, system integration, and inventory warehouse.

     In addition, the Company also leases the following properties: (i) approximately 11,000 square feet of office space in Henderson, Nevada, which houses the Company's research and development team and the MAS 90 consulting division on a ten year lease that expires March 31, 2007, at an average annual rent of $132,000;.(ii) approximately 800 square feet of office space in Minneapolis, Minnesota, at an average annual rent of $6,000.


ITEM 3.  LEGAL PROCEEDINGS

     Because of the nature of its business, the Company is from time to time threatened or involved in legal actions. The Company does not believe any of the legal actions now pending against it will result in a material adverse effect on the Company and, further, does not consider that any such proceedings fall outside ordinary, routine litigation incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II


     PURSUANT TO GENERAL INSTRUCTION G(2), ITEMS, 5, 6, 7 AND 8 HAVE BEEN OMITTED SINCE THE REQUIRED INFORMATION IS CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT TO STOCKHOLDERS PURSUANT TO RULE 14a-3(b), COPIES OF WHICH ARE BEING FILED AS AN EXHIBIT TO THE FORM 10-K, AND IS HEREBY INCORPORATED BY REFERENCE HEREIN.

                                        ANNUAL REPORT
   FORM 10-K                            TO STOCKHOLDERS
   ---------                            ---------------
   ITEM 5: MARKET FOR REGISTRANT'S      PAGE 14:   STOCK AND DIVIDEND
           COMMON EQUITY AND RELATED               DATA.
           STOCKHOLDER'S MATTERS.

   ITEM 6: SELECTED FINANCIAL DATA.     PAGE 15:   SELECTED FINANCIAL
                                                   DATA.

   ITEM 7: MANAGEMENT'S DISCUSSION      PAGES 3-4: MANAGEMENT'S
           AND ANALYSIS OF                         DISCUSSION AND
           FINANCIAL CONDITION AND                 ANALYSIS OF
           RESULTS OF OPERATIONS                   FINANCIAL CONDITION
                                                   AND RESULTS OF
                                                   OPERATIONS

   ITEM 8: FINANCIAL STATEMENTS AND     SEE BELOW.
           SUPPLEMENTARY DATA.

     Information for Item 8 is included in the Company's financial statements as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998, and the Company's unaudited quarterly financial data for the two years ended September 30, 1998 and 1997, on pages 5 through 13 and page 15, respectively, of the Company's 1998 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 14 of the Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     NOT APPLICABLE.


                                    PART III


                                   MANAGEMENT


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


     As of September 30, 1998, the executive officers and directors of the Company and their ages are as follows:

NAME                               AGE             POSITION WITH THE COMPANY
----                               ---             -------------------------
Geoffrey D. Knapp                   40             Chief Executive Officer, Chairman
                                                      of the Board and Secretary

David A. Frosh                      40             President and Director

Paul Caceres, Jr.                   38             Chief Financial Officer and
                                                      Chief Accounting Officer

Timothy D. Coco                     41             Vice President, Customer Service
                                                      and Installations

Walter W. Straub                    55             Director

Dr. Fred M. Haney                   57             Director

Corley Phillips                     44             Director


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

     Corley Phillips joined CAM Data as a director in September 1996. Mr. Phillips is an independent investor. From 1996 to 1997, Mr. Phillips served as president, CEO and director for Telephone Response Technologies, a Roseville, California-based developer of computer technology software. From 1995 to 1996, Mr. Phillips served as vice president of marketing and product support for State of The Art, an accounting software company based in Irvine, California. From 1990 to 1994, Mr. Phillips was president and CEO of Manzanita Software Systems, a developer of Windows-based accounting software. From 1984 to 1990, Mr. Phillips was president and co-founder of Grafpoint, a developer of software for computer applications based in San Jose, California. Mr. Phillips has also held various sales and marketing positions with Envision Technology and Hewlett-Packard. Mr. Phillips holds both a bachelor's degree and a master's degree in electrical engineering from Washington University in St. Louis, Missouri, as well as a master's degree in business administration from Santa Clara University in Santa Clara, California.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company, the Company believes all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report.

CERTAIN SIGNIFICANT EMPLOYEES

     The Company does not have any significant employees who are not officers.

FAMILY RELATIONSHIPS

     There are no family relationships by or between any director or officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     The table sets forth, information concerning compensation paid by the Company for services rendered to the Company during the fiscal year ended September 30, 1998, and the prior two fiscal years, to the Company's Chief

Executive Officer and each additional executive officer whose total compensation exceeded $100,000:


                         SUMMARY COMPENSATION TABLE

                             Annual                Long Term
                          Compensation            Compensation
Name and                                 Other                        (2)
Principal                       (1)      Annual       Number of    All Other
Position   Year     Salary     Bonus   Compensation    Options    Compensation
--------   ----     ------     -----   ------------   ---------   ------------
Geoffrey Knapp
Chairman of 1998   $209,200   $    --       --             0        $8,100
  the Board 1997   $200,700   $    --       --        20,000        $7,500
CEO         1996   $194,600   $54,300       --             0        $7,800

Paul Caceres Jr.
CFO         1998   $131,700   $    --       --             0        $4,700
            1997   $127,700   $    --       --        10,000        $4,900
            1996   $123,200   $34,500       --             0        $7,200

David Frosh
President   1998   $128,800   $    --       --             0             0
            1997   $127,500   $    --       --             0             0

Timothy D. Coco
Vice Pres.  1998   $107,700   $    --       --             0             0
  Customer  1997   $100,000   $    --       --         5,000             0
  Service   1996   $ 92,400   $27,700       --             0             0



(1) Bonuses paid to the Named Executives officers are pursuant to annual incentive compensation programs established each year for selected employees of the Company, including the Company's executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales and individual efforts were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Company and the individual achieved or exceeded the performance goals.

(2) All other compensation consists of interest on employee notes payable to the Company and the amortization of the notes, that was declared compensation during the year.

STOCK OPTIONS GRANTED AND EXERCISED DURING 1998

There were no options granted to any of the named Executive Officers in fiscal year 1998; therefore, no table of options granted is presented.

     The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.

          AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

                                                         Value of
                                        Number of       Unexercised
                                       Unexercised      In-the-Money
                                         Options          Options
                 Shares               at Sept. 30,      at Sept. 30,
                Acquired                  1998              1998
                   on     Value(1)    Exercisable/      Exercisable/
Name            Exercise  Realized    Unexercisable     Unexercisable
----            --------  --------    -------------     -------------
Geoff Knapp        --        --       60,000/     0   $ 86,500/$     0
Paul Caceres Jr.   --        --       45,000/     0   $ 64,800/$     0
David Frosh        --        --       48,700/35,700   $ 48,500/$33,600
Timothy D. Coco    --        --       15,000/     0   $ 13,500/$     0

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

TO:  THE BOARD OF DIRECTORS

     As members of the Compensation Committee, it is our duty to review and recommend the compensation levels for members of the Company's management, evaluate the performance of management and administer the Company's various incentive plans. This Committee has reviewed in detail the Compensation of the Company's four executive officers. In the opinion of the Committee, the compensation of the five executive officers of the Company is reasonable in view of its performance and the respective contributions of such officers to the Company's performance.

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

     Management compensation is comprised of 75% to 80% of fixed salary, and 20% to 25% variable compensation based on performance factors. Stock options are granted at the discretion of the Board of Directors, and there is no set minimum or maximum amount of options that can be issued. Performance factors that determine management compensation are sales, net income of the Company, and individual performance.

     The committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 1998, the compensation for the Chief Executive Officer was comparable to other Chief Executive Officers of middle market companies in related industries.

     Mr. Knapp, a member of the Committee, is also an executive officer of the Company. However, Mr. Knapp abstained from any considerations with respect to any decision directly affecting his compensation.

     Compensation Committee

     Walter Straub, Fred Haney, and Geoffrey D. Knapp
     December 1, 1998


1993 STOCK OPTION PLAN

     In April 1993, the shareholders of the Company approved the Company's 1993 Stock Option Plan (the "1993 Plan") under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 1,200,000 shares of the Company's common stock. The Plan has a term of ten years. There have been 835,100 options granted under the 1993 Plan as of September 30, 1998.


401-K PLAN

     In July 1991, the Company adopted a contributory profit-sharing plan under
Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. The Company's contributions are at the discretion of the board of directors. The Company contribution for the fiscal year ended September 30, 1998, totaled $15,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 30, 1998, certain information regarding ownership of the Company's Common Stock by (i) each person that the Company knows is the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company who owns Common Stock and (iii) all directors and officers as a group.

                                    Shares Beneficially Owned
               Name and Address    Amount & Nature  Percentage
Title of         of Beneficial      of Beneficial      of
  Class             Owner           Ownership (8)   Class (8)
  -----             -----           -------------   ---------
Common Stock  Geoffrey D. Knapp(1)   396,900(2)     16.36%

Common Stock  Paul Caceres Jr. (1)    49,500(3)      2.04%

Common Stock  Timothy D. Coco (1)     22,800(4)          *

Common Stock  Walter W. Straub(1)     94,400(5)      3.89%

Common Stock  David Frosh (1)         79,000(6)      3.26%

Common Stock  Corley Phillips (1)     30,500(7)      1.26%

Common Stock  Fred Haney (1)          22,500(7)          *

Common Stock  ZPR Investment Mgmt.   547,600        22.57%

Common Stock  All Directors and
              Officers as a
              Group (of 7 persons)   695,600        28.67%

*  Less than 1.0%.

(1) The address of each beneficial owner is in care of Cam Data Systems, Inc., 17520 Newhope Street, Suite 100, Fountain Valley, California 92708.

(2) Includes (i) an aggregate of 3,100 shares of Common Stock held in trust for three daughters of Mr. Geoffrey Knapp over which he has shared voting power (ii) options to purchase an aggregate of 10,000 shares until the sooner of October 12, 2002, or twelve months after ceasing to serve as a director at a price of $2.34 per share.(iii) options to purchase an aggregate of 50,000 shares until October 20, 2003 at a price of $1.93 per share (iv) options to purchase an aggregate of 9,000 shares until December 16, 2006, at a price of $3.75 per share.

(3) Includes options to purchase (i) an aggregate of 15,000 shares of Common Stock until October 20, 2003, at a price of $1.75 per share (ii) an aggregate of 30,000 shares of Common Stock until January 3, 2004, at a price of $2.13 per share (iii) an aggregate of 4,500 shares until December 16, 2006, at a price of $3.75 per share..

(4) Includes options to purchase (i) an aggregate of 5,000 shares of Common Stock until April 1, 2003, at a price of $3.38 per share (ii) an aggregate of 10,000 shares of Common Stock until January 3, 2004, at a price of $2.13 per share (iii) an aggregate of 5,600 shares of Common Stock until June 26, 2006, at a price of $4.75 per share (iv) an aggregate of 2,200 shares of Common Stock until December 16, 2006, at a price of $3.75 per share.

(5) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share (ii) an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.38 per share (iii) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share (iv) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (v) an aggregate of 4,400 shares until May 8, 2007, at a price of $3.38 per share (vi) an aggregate of 10,000 shares until May 7, 2008, at a price of $2.75 per share.

(6) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share (ii) an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.38 per share (iii) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $5.50 per share (iv) an aggregate of 29,300 shares until June 10, 2006, at a price of $2.50 per share (v) an aggregate of 4,400 shares until May 8, 2007, at a price of $3.38 per share.

(7) Includes options to purchase (i) an aggregate of 5,000 shares until the sooner of September 23, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share (ii) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (iii) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share.

(8) Shares Beneficially Owned. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from the date hereof, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended September 30, 1998, the Company granted non-qualified options to certain employees and directors to purchase an aggregate of 106,500 shares of Common Stock of the Company at a price ranging from $2.50 to $2.88 per share expiring ten years from the date of grant.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a)  1.  FINANCIAL STATEMENTS

        The financial statements required to be filed hereunder are listed on page 9 hereof. See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

        (a)  2.  FINANCIAL STATEMENT SCHEDULES

        The following financial statement schedule of CAM Data Systems Inc., is included on page hereof:

                                                                     Page
        Schedule II - Valuation and Qualifying Accounts               23

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

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement filed July 13, 1987 - File No. 33-15821-LA).

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

10(f) Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10
       (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(g) Employment Agreement, and Change in Control Agreements for Paul Caceres Jr., dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(h)  Line of Credit Agreement, dated January 9, 1998, with Silicon Valley
       Bank.

10(i) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1998.

23     Consent of Independent Auditors.

27     Financial Data Schedule for the Period Ended September 30, 1998

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the last quarter of the year ended September 30, 1998, covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be filed on its behalf by the undersigned, thereunto duly authorized.

                                    CAM DATA SYSTEMS, INC.

                                    By: /s/ Geoffrey D. Knapp
                                        Geoffrey D. Knapp,
                                        Chief Executive Officer


                                    By: /s/ Paul Caceres, Jr.
                                        Paul Caceres, Jr.,
                                        Chief Financial Officer and Chief
                                        Accounting Officer

                                    Date: December 21, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Geoffrey D. Knapp    Chief Executive         December 21, 1998
---------------------    Officer and Chairman
Geoffrey D. Knapp        of the Board


/s/ David Frosh          President and           December 21, 1998
---------------          Director
David Frosh


/s/ Walter W. Straub     Director                December 21, 1998
--------------------
Walter W. Straub


                         Director                December 21, 1998
---------------------
Dr. Fred M. Haney


                         Director                December 21, 1998
---------------------
Corley Phillips

                             CAM DATA SYSTEMS, INC.
                                    INDEX TO
                            FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(a)

                                                                       Page Reference
                                                                       --------------
                                                         Annual Report
                                                        to Stockholders               Form 10-K
                                                        ---------------               ---------
Report of Independent Auditors...............                 14

Balance Sheets at
 September 30, 1998 and 1997.................                  5

Statements of Income for Years
 Ended September 30, 1998, 1997 and 1996.....                  6

Statements of Cash Flows for Years
 Ended September 30, 1998, 1997 and 1996.....                  7

Statements of Stockholders' Equity
 for Years Ended September 30, 1998,
 1997 and 1996...............................                  8

Notes to Financial Statements................                9-13

Report of Independent Auditors on
 Financial Statement Schedule ...............                                             22

II.     Valuation and Qualifying Accounts
        for the Years Ended
        September 30, 1998, 1997 and 1996....                                             23

All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
CAM Data Systems, Inc.


We have audited the financial statements of CAM Data Systems, Inc. as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998, and have issued our report thereon dated November 6, 1998. Our audits also included the financial statement schedule of CAM Data Systems, Inc. listed in the accompanying index to the consolidated financial statements and financial statement schedules (Item 14(a)). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               ERNST & YOUNG LLP



Orange County, California
November 6, 1998

                             CAM DATA SYSTEMS, INC.
                 SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                                          DEDUCTIONS/
                           BALANCE AT      ADDITIONS    ACCOUNTS WRITTEN
                            BEGINNING     CHARGED TO      OFF NET OF       BALANCE AT
                             OF YEAR        INCOME        RECOVERIES       END OF YEAR
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS RECEIVABLE:
1998:                          $160,000       $203,400     $128,400            $235,000

1997:                          $150,000       $177,700     $167,700            $160,000

1996:                          $140,000       $175,600     $165,600            $150,000

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------
3(a)      Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 - File No. 0-16569).

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement filed July 13, 1987 - File No. 33-
          15821-LA).

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

10(c) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(d) Registration Statement (incorporated by reference to the exhibits on Form S-3 No. 33-57564 Registration Statement filed on June 17, 1993).

10(e)     Extension to Company's Lease for premises at Fountain Valley,
          California (incorporated by reference to Exhibit 10 (i) to the 1993
          Annual Report on Form 10-K filed on December 27, 1993 - File No. 0-
          16569).

10(f)     Employment Agreement, and Change in Control Agreements for Geoffrey D.
          Knapp, dated January 1, 1996, (incorporated by reference to Exhibits
          10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(g)     Employment Agreement, and Change in Control Agreements for Paul
          Caceres Jr., dated January 1, 1996, (incorporated by reference to
          Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March
          31, 1996, filed on May 7, 1996).

10(h)     Line of Credit Agreement, dated January 9, 1998, with Silicon Valley
          Bank.

10(i) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1998.

23        Consent of Independent Auditors.

27        Financial Data Schedule for the Period Ended September 30, 1998