Form 10-Q
period 1998-12-31
CAM DATA SYSTEMS INC
filed 1999-02-11
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended DECEMBER 31, 1998

                                       OR

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 31, 1998 there were 2,139,000 shares of common stock outstanding.


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                                      INDEX

PART I  Financial Information

Item 1 Condensed Financial Statements:                               Page Number

       o Condensed Balance Sheet at December 31, 1998 and
         September 30, 1998                                                3
       o Condensed Statement of Statement of Income (Loss) for
         three months ended December 31, 1998 and 1997                     4
       o Condensed Statement of Cash Flows for
         three months ended December 31, 1998 and 1997                     5
       o Notes to Condensed Financial Statements                         6-7

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         8-9

PART II  Other Information                                                10
       o Signature Page                                                   11


--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             CAM DATA SYSTEMS, INC.
                             CONDENSED BALANCE SHEET
                           (all figures in thousands)

                                                       DECEMBER 31       SEPTEMBER 30
                                                          1998              1998
                                                       -----------       ------------
                                                       (UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents                                $ 2,959           $ 2,812
Accounts receivable, net                                   3,391             3,009
Inventories                                                  835               622
Prepaid expenses                                              81                66
                                                         -------           -------
Total current assets                                       7,266             6,509

Property and equipment, net                                  915               828
Intangible assets, net                                       973               984
Other assets                                                 164               181
                                                         -------           -------
Total assets                                             $ 9,318           $ 8,502
                                                         -------           -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $ 1,388           $ 1,190
 Accrued compensation and related expenses                   588               565
 Customer deposits and deferred service revenue              674               524
 Accrued installation costs                                  185               135
 Other accrued liabilities                                   528               291
                                                         -------           -------
Total current liabilities                                  3,363             2,705

Stockholders' equity:
 Common stock, $.001 par value, 5,000,000
    shares authorized, 2,139,000 shares issued
    and outstanding                                            2                 2
 Paid-in capital                                           4,283             4,283
 Less notes receivable for purchase of common
    stock                                                    (21)              (23)
 Retained earnings                                         1,691             1,535
                                                         -------           -------
 Total stockholders' equity                                5,955             5,797
                                                         -------           -------
Total liabilities and stockholders' equity               $ 9,318           $ 8,502
                                                         -------           -------


See notes to financial statements

--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                      CONDENSED STATEMENT OF INCOME (LOSS)
                (all figures in thousands except per share data)

                                                        THREE MONTHS ENDED
                                                    -----------------------------
                                                    DECEMBER 31       DECEMBER 31
                                                       1998              1997
                                                    -----------       -----------
                                                             (UNAUDITED)
REVENUES
    Net system revenues                               $ 4,650           $ 3,310
    Net service revenues                                  967               898
                                                      -------           -------
Total net revenues                                      5,617             4,208
COSTS AND EXPENSES
    Costs of system revenues                            2,840             1,960
    Costs of service revenues                             452               495
                                                      -------           -------
Total costs of revenues                                 3,292             2,455
Selling, general and administrative expenses            1,847             1,603
Research and development expense                          245               292
Interest income                                           (27)              (30)
                                                      -------           -------
Total costs and expenses                                5,357             4,320
                                                      -------           -------
Income (loss) before provision for taxes                  260              (112)
Provision for income taxes                                104                --
                                                      -------           -------
NET INCOME (LOSS)                                     $   156           $  (112)
                                                      -------           -------

Basic net income (loss) per share                     $   .07           $  (.05)
                                                      -------           -------

Diluted net income (loss) per share                   $   .07           $  (.05)
                                                      -------           -------

Shares used in computing basic
  net income (loss) per share                           2,139             2,089

Shares used in computing
  diluted net income (loss) per share                   2,289             2,089


See notes to financial statements

--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                           (all figures in thousands)

                                                            THREE MONTHS ENDED
                                                        -----------------------------
                                                        DECEMBER 31       DECEMBER 31
                                                           1998              1997
                                                        -----------       -----------
                                                                (UNAUDITED)
Operating activities:
Net income (loss)                                         $   156           $  (112)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operations:
  Depreciation and amortization                               163               117
  Provision for doubtful accounts                              --                30
  Other                                                         2                 3
Net changes in operating assets and liabilities                67              (262)
                                                          -------           -------
Net cash provided by (used in) operations                     388              (224)
                                                          -------           -------
Investing activities:
  Purchase of property, plant and equipment                  (197)             (134)
  Capitalized software                                        (44)              (81)
                                                          -------           -------
Cash used in investing activities                            (241)             (215)
                                                          -------           -------
Net increase (decrease) in cash and cash
 equivalents                                                  147              (439)
Cash and cash equivalents at beginning of period            2,812             2,916
                                                          -------           -------
Cash and cash equivalents at end of period                $ 2,959           $ 2,477
                                                          -------           -------


See notes to financial statements

--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The balance sheet as of December 31, 1998, and the related statements of operations and cash flows for the three months ended December 31, 1998 and 1997, are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1998.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follows:

                                                          THREE MONTHS ENDED
                                                      ---------------------------
                                                      DECEMBER 31     DECEMBER 31
                                                         1998             1997
                                                      -----------     -----------
                                                       (all figures in thousands)
(Increase) decrease in:
Accounts receivable                                      $(382)          $ 320
Inventories                                               (213)             28
Prepaid expenses and other assets                            4             (52)
Increase (decrease) in:
Accounts payable                                           198            (501)
Accrued compensation and related expenses                   23              13
Accrued installation costs                                  50              --
Customer deposits                                          150             (48)
Accrued liabilities                                        237             (22)
                                                         -----           -----
Net changes in operating assets and liabilities          $  67           $(262)
                                                         -----           -----

Income taxes paid during the three months ended December 31, 1998 was $100,000. There were no income taxes paid during the three months ended December 31, 1997. There was no interest expense paid in the first three months of 1998 or 1997.


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

                                                                  THREE MONTHS ENDED
                                                             ----------------------------
                                                             DECEMBER 31      DECEMBER 31
                                                                1998              1997
                                                             -----------      -----------
                                                               (all figures in thousands
                                                                 except per share data)
NUMERATOR:
Net income (loss), numerator for basic and diluted
net income (loss) per share                                    $   156          $  (112)
                                                               -------          -------
DENOMINATOR:
Weighted-average shares outstanding                              2,139            2,008
Contingent shares to be issued in January 1998                      --               81
                                                               -------          -------
Denominator for basic net income (loss) per share -
weighted-average shares                                          2,139            2,089
                                                                                -------
Effect of dilutive securities:
Stock options                                                      150               --
                                                               -------          -------
Denominator for diluted net income (loss) per share -
weighted-average shares and assumed conversions                  2,289            2,089
                                                               -------          -------
Basic net income (loss) per share                              $   .07          $  (.05)
                                                               -------          -------
Diluted net income (loss) per share                            $   .07          $  (.05)
                                                               -------          -------


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CAM DATA SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED DECEMBER 31, 1998, AS COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1997


RESULTS OF OPERATIONS

NET REVENUES for the three months ended December 31, 1998, increased 33% to $5,617,000 consisting of a 40% increase in system revenues, and a 8% increase in service revenues compared to the three months ended December 31, 1997. The increase in system revenues was a result of an increase in sales to existing customers for the quarter. The increase in service revenues was attributed to an increase in the number of customers on a service contract.

GROSS MARGIN for the three months ended December 31, 1998, was 41%, compared to 42% for the three months ended December 31, 1997. Gross margin on system revenues decreased to 39%, for the three months ended December 31, 1998, compared to 41% for the three months ended December 31, 1997. Gross margin for service revenue was 53% for the three months ended December 31, 1998, compared to 45% for the three months ended December 31, 1997. The margin decrease in system revenues was a result of a higher mix of hardware sales versus software sales, and higher sales to existing customers, which yield a lower gross margin. The increase in gross margin for service revenue is related to the decrease in labor costs due to open positions for customer service personnel. This trend will stabilize once the positions are filled.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues decreased for the three month period ended December 31, 1998, to 33%, compared to 38% for the three month period ended December 31, 1997. The decrease is mainly related the large increase in revenue without a significant increase in expenses. Selling, general and administrative expenses for the three months ended December 31, 1998, increased 15% to $1,847,000 from the three months ended December 31, 1997. The increase was related to increases in bad debt expense, commission expense, payroll expense, and telephone expense.

RESEARCH AND DEVELOPMENT EXPENSE decreased 16% to $245,000 for the three month period ended December 31, 1998, from $292,000 for the same period in the prior year. The decrease for the period was attributed to lower payroll expense related to open positions for R & D personnel.

INCOME TAXES, the effective tax rate was 40% for the three months ended December 31, 1998. There were no taxes booked for the three month period ended December 31, 1997, due to the loss for the quarter.

LIQUIDITY AND CAPITAL RESOURCES The Company's cash and cash equivalents totaled $2,959,000 on December 31, 1998, compared to $2,812,000 on September 30, 1998.
The Company generated $388,000 from operations, and expended $241,000 for fixed assets and the capitalization of software, compared to the utilization of $224,000 from operations, and the utilization of $215,000 for the purchase of fixed assets and capitalized software for the three months ended December 31, 1997.

The Company has no significant commitments for expenditures.

Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.


--------------------------------------------------------------------------------

Inflation has had no significant impact on the Company's operations.

YEAR 2000 ISSUE

We have developed a plan to modify our information technology to recognize the year 2000 and we are converting our critical data processing systems. We currently expect the project to be substantially complete by mid 1999 and to cost between fifteen and twenty-five thousand dollars. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. We do not expect this project to have a significant effect on operations. As of December 31, 1998, approximately $15,000 has been expended on this project. We will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

The Company has relationships with various third parties on whom it relies to provide goods and services. These include suppliers and vendors. As part of its determination of Year 2000 readiness, the Company has identified material relationships with third party vendors, and is in the process of assessing the status of their compliance through the use of inquiries and review of hardware and software documentation. Due to the broad diversification of these vendors, the risk associated with potential business interruption as a result of year 2000 non-compliance by one or more vendors is not considered significant.

It is anticipated that the steps the Company has taken and is continuing to take to deal with the year 2000 issue will reduce the risk of significant business interruptions, but there is no assurance that this outcome will be achieved. Failure to detect and correct all internal instances of non-compliance or the inability of third parties to achieve timely compliance could result in the interruption of normal business operations which could, depending on its duration, have an adverse effect on the Company.


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

                       CAM DATA SYSTEMS, INC. (Registrant)

Date: February 10, 1999                              By /s/ Paul Caceres Jr.
      -----------------                                 --------------------
                                                     Paul Caceres Jr.
                                                     Chief Financial and
                                                     Accounting Officer



--------------------------------------------------------------------------------

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number      Description
--------------      -----------

     27             Financial Data Schedule