Form 10-Q
period 1999-03-31
CAM DATA SYSTEMS INC
filed 1999-05-12
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended MARCH 31, 1999

                                       OR

              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from ________ to ________

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

As of March 31, 1999 there were 2,144,000 shares of common stock outstanding.

--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                                      INDEX

PART I  Financial Information

Item 1 Condensed Financial Statements:                                            Page Number
         o        Condensed Balance Sheet at March 31, 1999 and September 30,
                  1998                                                                 3

         o        Condensed Statement of Income (loss) for three months ended
                  March 31, 1999 and 1998                                              4

         o        Condensed Statement of Income (loss) for six months ended
                  March 31, 1999 and 1998                                              5

         o        Condensed Statement of Cash Flows for six months ended March
                  31, 1999 and 1998                                                    6

         o        Notes to Condensed Financial Statements                            7-8

Item 2  Management's Discussion and Analysis of Financial Condition and
          Results                                                                   9-10

PART II  Other Information                                                            11

         o        Signature Page                                                      12


--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             CAM DATA SYSTEMS, INC.

                             CONDENSED BALANCE SHEET
                           (all figures in thousands)
                                   (UNAUDITED)

                                                        MARCH 31         SEPTEMBER 30
                                                          1999               1998
                                                        --------         ------------
ASSETS
Current assets:
Cash and cash equivalents                                $ 3,307           $ 2,812
Accounts receivable, net                                   3,525             3,009
Inventories                                                  815               622
Prepaid expenses                                              67                66
                                                         -------           -------
Total current assets                                       7,714             6,509

Property and equipment, net                                  965               828
Intangible assets, net                                       976               984
Other assets                                                 161               181
                                                         -------           -------
Total assets                                             $ 9,816           $ 8,502
                                                         -------           -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                        $ 1,367           $ 1,190
 Accrued compensation and related expenses                   622               565
 Customer deposits and deferred service revenue              900               524
 Accrued installation costs                                  125               135
 Other accrued liabilities                                   684               291
                                                         -------           -------
Total current liabilities                                  3,698             2,705

Stockholders' equity:
 Common stock, $.001 par value, 5,000,000
    shares authorized, 2,144,000 shares issued
    and outstanding                                            2                 2
 Paid-in capital                                           4,293             4,283
 Less notes receivable for purchase of common
    stock                                                    (19)              (23)
 Retained earnings                                         1,842             1,535
                                                         -------           -------
 Total stockholders' equity                                6,118             5,797
                                                         -------           -------
Total liabilities and stockholders' equity               $ 9,816           $ 8,502
                                                         -------           -------


See notes to financial statements


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                      CONDENSED STATEMENT OF INCOME (LOSS)
                (all figures in thousands except per share data)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                     MARCH 31          MARCH 31
                                                       1999              1998
                                                     --------          --------
REVENUES
    Net system revenues                               $ 5,200           $ 3,379
    Net service revenues                                1,106             1,024
                                                      -------           -------
Total net revenues                                      6,306             4,403

COSTS AND EXPENSES
    Costs of system revenues                            3,133             1,941
    Costs of service revenues                             586               593
                                                      -------           -------
Total costs of revenues                                 3,719             2,534
Selling, general and administrative expenses            2,127             1,730
Research and development expense                          235               284
Interest income                                           (27)              (27)
                                                      -------           -------
Total costs and expenses                                6,054             4,521
                                                      -------           -------
Income (loss) before provision for income
 taxes                                                    252              (118)
Provision for income taxes                                101                --
                                                      -------           -------
NET INCOME (LOSS)                                     $   151           $  (118)
                                                      -------           -------

Basic net income (loss) per share                     $   .07           $  (.06)
                                                      -------           -------

Diluted net income (loss) per share                   $   .06           $  (.06)
                                                      -------           -------

Shares used in computing basic
  net income (loss) per share                           2,144             2,089

Shares used in computing
  diluted net income (loss) per share                   2,415             2,089


See notes to financial statements


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                      CONDENSED STATEMENT OF INCOME (LOSS)
                (all figures in thousands except per share data)
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                         ---------------------------
                                                         MARCH 31           MARCH 31
                                                           1999               1998
                                                         --------           --------
REVENUES
    Net system revenues                                  $  9,713           $  6,566
    Net service revenues                                    2,210              2,045
                                                         --------           --------
Total net revenues                                         11,923              8,611
COSTS AND EXPENSES
    Costs of system revenues                                5,878              3,818
    Costs of service revenues                               1,132              1,171
                                                         --------           --------
Total costs of revenues                                     7,010              4,989
Selling, general and administrative expenses                3,971              3,333
Research and development expense                              484                576
Interest income                                               (54)               (57)
                                                         --------           --------
Total costs and expenses                                   11,411              8,841
                                                         --------           --------

Income (loss) before provision for income taxes
                                                              512               (230)
Provision for income taxes                                    205                 --
                                                         --------           --------
NET INCOME (LOSS)                                        $    307           $   (230)
                                                         --------           --------

Basic net income (loss) per share                        $    .14           $   (.11)
                                                         --------           --------

Diluted net income (loss) per share                      $    .13           $   (.11)
                                                         --------           --------

Shares used in computing basic
  net income (loss) per share                               2,141              2,089

Shares used in computing
  diluted net income (loss) per share                       2,353              2,089


See notes to financial statements


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                           (all figures in thousands)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                          --------------------------
                                                          MARCH 31          MARCH 31
                                                            1999              1998
                                                          --------          --------
OPERATING ACTIVITIES:
Net income (loss)                                          $   307           ($  230)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operations:
  Depreciation and amortization                                341               241
  Provision for doubtful accounts                               --                30
  Other                                                          4               (15)
Net changes in operating assets and liabilities                305              (227)
                                                           -------           -------
Net cash provided by (used in) operations                      957              (201)
                                                           -------           -------
Investing activities:
Purchase of property, plant and equipment                     (370)             (211)
Capitalized software                                          (102)             (168)
                                                           -------           -------
Cash used in investing activities                             (472)             (379)
Financing activities:
Proceeds from exercise of stock options                         10                --
                                                           -------           -------
Net (decrease) in cash and cash equivalents                    495              (580)
Cash and cash equivalents at beginning of period             2,812             2,916
                                                           -------           -------
Cash and cash equivalents at end of period                 $ 3,307           $ 2,336
                                                           -------           -------


See notes to financial statements


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and six months ended March 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1998.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follows:

                                                            SIX MONTHS ENDED
                                                        ------------------------
                                                        MARCH 31        MARCH 31
                                                          1999            1998
                                                        --------        --------
                                                       (all figures in thousands)
(Increase) decrease in:
Accounts receivable                                      $(516)          $(286)
Inventories                                               (193)            (26)
Prepaid expenses and other assets                           21             108
Increase (decrease) in:
Accounts payable                                           177            (209)
Accrued compensation and related expenses                   57               2
Accrued installation costs                                 (10)             65
Customer deposits and deferred revenue                     376             105
Accrued liabilities                                        393              14
                                                         -----           -----
Net changes in operating assets and liabilities          $ 305           $(227)
                                                         -----           -----

Income taxes paid during the six months ended March 31, 1999 and 1998 were $168,000 and $500, respectively. There was no interest expense paid in the first six months of 1999 or 1998.


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The computation of basic and diluted earnings per share for the three and six month periods ended March 31, 1999 and March 31, 1998 are as follows:

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              MARCH 31         MARCH 31
NUMERATOR:                                                      1999             1998
                                                              --------         --------
                                                              (all figures in thousands
                                                                except per share data)
Net income (loss) numerator for basic and diluted net
 income (loss) per share                                       $   151          $  (118)
                                                               -------          -------
DENOMINATOR:
Weighted-average shares outstanding                              2,144            2,089
                                                               -------          -------
Denominator for basic net income (loss) per share -
 weighted-average shares                                         2,144            2,089

Effect of dilutive securities:
Stock options                                                      271               --
                                                               -------          -------
Denominator for diluted net income (loss) per share -
 weighted-average shares and assumed conversions                 2,415            2,089
                                                               -------          -------
Basic net income (loss) per share                              $   .07          $  (.06)
                                                               -------          -------
Diluted net income (loss) per share                            $   .06          $  (.06)
                                                               -------          -------

                                                                  SIX MONTHS ENDED
                                                              -------------------------
                                                              MARCH 31         MARCH 31
NUMERATOR:                                                      1999             1998
                                                              --------         --------
                                                              (all figures in thousands
                                                                except per share data)
Net income (loss), numerator for basic and diluted
 net income (loss) per share                                   $   307          $  (230)
                                                               -------          -------
DENOMINATOR:
Weighted-average shares outstanding                              2,141            2,089
                                                               -------          -------
Denominator for basic net income (loss) per share -
 weighted-average shares                                         2,141            2,089

Effect of dilutive securities:
Stock options                                                      212               --
                                                               -------          -------
Denominator for diluted net income (loss) per share -
 weighted-average shares and assumed conversions                 2,353            2,089
                                                               -------          -------
Basic net income (loss) per share                              $   .14          $  (.11)
                                                               -------          -------
Diluted net income (loss) per share                            $   .13          $  (.11)
                                                               -------          -------


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1999, AS COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1998

                 SIX MONTHS ENDED MARCH 31, 1999, AS COMPARED TO
                         SIX MONTHS ENDED MARCH 31, 1998


RESULTS OF OPERATIONS

NET REVENUES for the three months ended March 31, 1999, increased 43% to $6.3 million, consisting of a 54% increase in system revenues, and an 8% increase in service revenues compared to the three months ended March 31, 1998. Net revenues for the six months ended March 31, 1999, increased 38% to $11.9 million, consisting of a 48% increase in system revenues, and an 8% increase in service revenues compared to the six months ended March 31, 1998. The increase in system revenues was due to an increase in sales to existing customers. Service revenues increased due to higher consulting services in 1999.

GROSS MARGIN for the three months and six months ended March 31, 1999, was 41%, compared to 42% for the three and six months ended March 31, 1998. Gross margin on system revenues decreased to 40% and 39%, for the three months and six months ended March 31, 1999, compared to 43% and 42% for the three and six months ended March 31, 1998. Gross margin for service revenue was 47% and 49% for the three and six months ended March 31, 1999, compared to 42% and 43% for the three and six months ended March 31, 1998. The margin decrease in system revenues was a result of a higher mix of hardware sales versus software sales, and higher sales to existing customers, which yield a lower gross margin. The increase in gross margin for service revenue is related to the decrease in labor costs due to open positions for technical support personnel. This trend will stabilize once the positions are filled.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues decreased for the three month period ended March 31, 1999, to 34%, compared to 39% for the three month period ended March 31, 1998. Selling, general and administrative expenses for the three months ended March 31, 1999, increased 23% to $2.1 million, from the three months ended March 31, 1998. Selling, general and administrative expenses expressed as a percentage of net revenues decreased for the six month period ended March 31, 1999, to 33%, compared to 39% for the six month period ended March 31, 1998. Selling, general and administrative expenses for the six months ended March 31, 1999, increased 19% to $4 million, from the six months ended March 31, 1998. The increase was related to increases in bad debt expense, payroll expense, telephone expense, and commission expense related to higher sales volume.

RESEARCH AND DEVELOPMENT EXPENSE decreased 17% to $235,000 for the three month period ended March 31, 1999, from $284,000 for the same period in 1998. Research and development expense decreased 16% to $484,000 for the six month period ended March 31, 1999, from $576,000 for the same period in 1998. The decrease for the periods was attributed to an overall decrease in Research and development expenses in 1999.

INCOME TAXES, the effective tax rate was 40% for the three and six months ended March 31, 1999. There was no income tax expense booked due to the loss for the six months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents totaled $3.3 million on March 31, 1999, compared to $2.8


--------------------------------------------------------------------------------
million on September 30, 1998. The Company generated $1 million from operations, expended $.5 million for fixed assets and capitalized software development during the six months ended March 31, 1999, compared to the utilization of $201,000 for operations, and expended $379,000 for fixed assets and capitalized software development during the six months ended March 31, 1998.

The Company has no significant commitments for expenditures.

Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on the Company's operations.

YEAR 2000 ISSUE
We have developed a plan to modify our information technology to recognize the year 2000 and we are converting our critical data processing systems. We currently expect the project to be substantially complete by late summer 1999 and to cost between twenty-five and fifty thousand dollars. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. We do not expect this project to have a significant effect on operations. As of March 31, 1999, approximately $20,000 has been expended on this project. We will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

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

                       CAM DATA SYSTEMS, INC. (Registrant)

Date: May 12, 1999                       By /s/ Paul Caceres Jr.
      ------------                          ------------------------------------
                                         Paul Caceres Jr.
                                         Chief Financial and Accounting Officer


--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
  27                Financial Data Schedule