Form 10-Q
period 1999-06-30
CAM DATA SYSTEMS INC
filed 1999-08-09
CIK 819334

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _____________ to ________________


                         Commission file number 0-16569


                             CAM DATA SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


            DELAWARE                                            95-3866450
---------------------------------                           --------------------
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                           Identification No.)


       17520 Newhope Street
   Fountain Valley, California                                      92708
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)


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

As of June 30, 1999 there were 2,170,000 shares of common stock outstanding.

================================================================================

                             CAM DATA SYSTEMS, INC.

                                      INDEX

PART I Financial Information

Item 1 Condensed Financial Statements:                           Page Number
                                                                 -----------
       o Condensed Balance Sheet at June 30, 1999 and                 3
         September 30, 1998
       o Condensed Statement of Income for three
         months ended June 30, 1999 and 1998                          4
       o Condensed Statement of Income for nine
         months ended June 30, 1999 and 1998                          5
       o Condensed Statement of Cash Flows for
         nine months ended June 30, 1999 and 1998                     6
       o Notes to Condensed Financial Statements                    7-8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        9-11

PART II  Other Information                                           12
       o Signature Page                                              13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CAM DATA SYSTEMS, INC.

                             CONDENSED BALANCE SHEET
                           (all figures in thousands)

                                     ASSETS

                                                          JUNE 30         SEPTEMBER 30
                                                            1999              1998
                                                        -----------       ------------
                                                        (Unaudited)

Current assets:
Cash and cash equivalents                                 $  4,081         $  2,812
Accounts receivable, net                                     3,514            3,009
Inventories                                                    810              622
Prepaid expenses                                                74               66
                                                          --------         --------
Total current assets                                         8,479            6,509

Property and equipment, net                                    954              828
Intangible assets, net                                       1,103              984
Other assets                                                   158              181
                                                          --------         --------
Total assets                                              $ 10,694         $  8,502
                                                          ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                          $  1,590         $  1,190
Accrued compensation and related expenses                      948              565
Customer deposits and deferred service revenue                 927              524
Accrued installation costs                                     145              135
Other accrued liabilities                                      446              291
                                                          --------         --------
Total current liabilities                                    4,056            2,705

Stockholders' equity:
Common stock, $.001 par value, 5,000,000 shares
   authorized, 2,170,000 shares issued and
   outstanding                                                   2                2
Paid-in capital                                              4,380            4,283
Less notes receivable for purchase of common stock             (17)             (23)
Retained earnings                                            2,273            1,535
                                                          --------         --------
Total stockholders' equity                                   6,638            5,797
                                                          --------         --------
Total liabilities and stockholders' equity                $ 10,694         $  8,502
                                                          ========         ========

See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                          CONDENSED STATEMENT OF INCOME
                (all figures in thousands except per share data)

                                                       THREE MONTHS ENDED
                                                    -----------------------
                                                    JUNE 30         JUNE 30
                                                     1999            1998
                                                    -------         -------
                                                          (Unaudited)
REVENUES
   Net system revenues                              $ 6,606         $ 3,809
   Net service revenues                               1,173           1,119
                                                    -------         -------
Total net revenues                                    7,779           4,928

COSTS AND EXPENSES
   Costs of system revenues                           3,576           2,184
   Costs of service revenues                            639             589
                                                    -------         -------
Total costs of revenues                               4,215           2,773
Selling, general and administrative expenses          2,600           1,615
Research and development expense                        279             317
Interest income                                         (32)            (27)
                                                    -------         -------
Total costs and expenses                              7,062           4,678
                                                    -------         -------
Income before provision for income taxes                717             250
Provision for income taxes                              285              --
                                                    -------         -------
NET INCOME                                          $   432         $   250
                                                    -------         -------
Basic net income per share                          $   .20         $   .12
                                                    -------         -------
Diluted net income per share                        $   .17         $   .12
                                                    -------         -------
Shares used in computing basic
  net income per share                                2,157           2,090

Shares used in computing
  diluted net income per share                        2,522           2,144


See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                          CONDENSED STATEMENT OF INCOME
                (all figures in thousands except per share data)

                                                        NINE MONTHS ENDED
                                                    -------------------------
                                                    JUNE 30          JUNE 30
                                                      1999             1998
                                                    --------         --------
                                                           (Unaudited)
REVENUES
   Net system revenues                              $ 16,203         $ 10,303
   Net service revenues                                3,499            3,236
                                                    --------         --------
Total net revenues                                    19,702           13,539

COSTS AND EXPENSES
   Costs of system revenues                            9,451            6,002
   Costs of service revenues                           1,774            1,760
                                                    --------         --------
Total costs of revenues                               11,225            7,762
Selling, general and administrative expenses           6,548            4,983
Research and development expense                         787              858
Interest income                                          (86)             (84)
                                                    --------         --------
Total costs and expenses                              18,474           13,519
                                                    --------         --------

Income before provision for income taxes               1,228               20
Provision for income taxes                               490               --
                                                    --------         --------
NET INCOME                                          $    738         $     20
                                                    --------         --------

Basic net income per share                          $    .34         $    .01
                                                    --------         --------

Diluted net income per share                        $    .30         $    .01
                                                    --------         --------
Shares used in computing basic
  net income per share                                 2,147            2,090

Shares used in computing
  diluted net income per share                         2,415            2,136


See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                           (all figures in thousands)

                                                           NINE MONTHS ENDED
                                                        -----------------------
                                                        JUNE 30         JUNE 30
                                                         1999            1998
                                                        -------         -------
                                                              (Unaudited)
Operating activities:
Net income                                              $   738         $    20

Adjustments to reconcile net income to net cash provided by operations:

  Depreciation and amortization                             544             368
  Provision for doubtful accounts                            75              15
  Other                                                       6               8
Net changes in operating assets and liabilities             608            (373)
                                                        -------         -------
Net cash provided by operations                           1,971              38
                                                        -------         -------
Investing activities:

Purchase of property, plant and equipment                  (503)           (353)
Capitalized software                                       (296)           (239)
                                                        -------         -------
Cash used in investing activities                          (799)           (592)

Financing activities:

Proceeds from exercise of stock options                      97              --
                                                        -------         -------
Net increase (decrease) in cash and cash
  equivalents                                             1,269            (554)
Cash and cash equivalents at beginning of period          2,812           2,916
                                                        -------         -------
Cash and cash equivalents at end of period              $ 4,081         $ 2,362
                                                        =======         =======

See notes to financial statements

                             CAM DATA SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. BUSINESS DESCRIPTION

CAM Data Systems, Inc. provides total commerce solutions for small to medium size, traditional as well as web retailers that are based on the company's open architecture software products for managing inventory, point of sale, sales transaction processing and accounting. In addition to software, these solutions often include hardware, installation, training, service and consulting provided by the company.

PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and nine months ended June 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in the conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1998.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follows:



                                                        NINE MONTHS ENDED
                                                     ------------------------
                                                      JUNE 30       JUNE 30
                                                        1999          1998
                                                     ---------      -------
                                                     (all figures in thousands)
(Increase) decrease in:
Accounts receivable                                    $(580)        $(493)
Inventories                                             (188)          (32)
Prepaid expenses and other assets                         25           121

Increase (decrease) in:
Accounts payable                                         400          (169)
Accrued compensation and related expenses                383            49
Accrued installation costs                                10            50
Customer deposits and deferred revenue                   403            69
Accrued liabilities                                      155            32
                                                       -----         -----
Net changes in operating assets and liabilities        $ 608         $(373)
                                                       =====         =====

Income taxes paid during the nine months ended June 30, 1999 and 1998 were $400,000 and $3,000, respectively. There was no interest expense paid in the first nine months of 1999 or 1998.

                             CAM DATA SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The computation of basic and diluted earnings per share for the three and nine month periods ended June 30, 1999 and June 30, 1998 are as follows:

                                                              THREE MONTHS ENDED
                                                             ---------------------
                                                             JUNE 30       JUNE 30
                                                              1999          1998
                                                             ------        ------
                                                           (all figures in thousands
                                                             except per share data)
NUMERATOR:
Net income numerator for basic and diluted
  net income per share                                       $  432        $  250
                                                             ------        ------
DENOMINATOR:
Weighted-average shares outstanding                           2,157         2,090
                                                             ------        ------
Denominator for basic net income per share -
  weighted-average shares                                     2,157         2,090

Effect of dilutive securities:
Stock options                                                   365            54
                                                             ------        ------
Denominator for diluted net income per share -
  weighted-average shares and assumed conversions             2,522         2,144
                                                             ------        ------
Basic net income per share                                   $  .20        $  .12
                                                             ------        ------
Diluted net income per share                                 $  .17        $  .12
                                                             ======        ======

                                                                NINE MONTHS ENDED
                                                             ----------------------
                                                              JUNE 30       JUNE 30
                                                               1999          1998
                                                              ------        ------
NUMERATOR:
Net income, numerator for basic and diluted
  net income per share                                        $  738        $   20
                                                              ------        ------
DENOMINATOR:
Weighted-average shares outstanding                            2,147         2,090
                                                              ------        ------
Denominator for basic net income per share -
  weighted-average shares                                      2,147         2,090
                                                                            ------
Effect of dilutive securities:
Stock options                                                    268            46
                                                              ------        ------
Denominator for diluted net income per share -
  weighted-average shares and assumed conversions              2,415         2,136
                                                              ------        ------
Basic net income per share                                    $  .34        $  .01
                                                              ------        ------
Diluted net income per share                                  $  .30        $  .01
                                                              ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CAM DATA SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Three Months Ended June 30, 1999, as Compared to
                        Three Months Ended June 30, 1998


RESULTS OF OPERATIONS

NET REVENUES for the three months ended June 30, 1999, increased 58% to $7.8 million, consisting of a 73% increase in system revenues, and a 5% increase in service revenues compared to the three months ended June 30, 1998. The increase in system revenues was due to an increase in sales to existing customers. Service revenues increased due to higher consulting services in 1999.

GROSS MARGIN for the three months ended June 30, 1999, was 46%, compared to 44% for the three months ended June 30, 1998. Gross margin on system revenues increased to 46% for the three months ended June 30, 1999, compared to 43% for the three months ended June 30, 1998. Gross margin for service revenue was 46% for the three months ended June 30, 1999, compared to 47% for the three months ended June 30, 1998. The margin increase in system revenues was a result of a higher ratio of software sales and revenue for installation services compared to hardware sales, this sales mix yielded a higher gross margin. The decrease in gross margin for service revenue is related to an increase in labor costs due to the staffing of open positions for technical support personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues for the three month period ended June 30, 1999 and 1998, was 33%. Selling, general and administrative expenses for the three months ended June 30, 1999, increased 61% to $2.6 million, from the three months ended June 30, 1998. The increase was related to increases in bad debt expense, payroll expense, and commission expense related to higher sales volume.

RESEARCH AND DEVELOPMENT EXPENSE decreased 12% to $279,000 for the three month period ended June 30, 1999, from $317,000 for the same period in 1998. The decrease for the period was attributed to a higher capitalization rate in research and development expenses in 1999.

INCOME TAXES, the effective tax rate was 40% for the three months ended June 30, 1999. There was no income tax expense booked for the three months ended June 30, 1998, due to the loss incurred during the first six months of fiscal 1998.

                 NINE MONTHS ENDED JUNE 30, 1999, AS COMPARED TO
                         NINE MONTHS ENDED JUNE 30, 1998

RESULTS OF OPERATIONS

NET REVENUES for the nine months ended June 30, 1999, increased 46% to $19.7 million, consisting of a 57% increase in system revenues, and an 8% increase in service revenues compared to the nine months ended June 30, 1998. The increase in system revenues was due to an increase in sales to existing customers. Service revenues increased due to higher consulting services in 1999.

GROSS MARGIN. for the nine months ended June 30, 1999 and 1998 was 43%. Gross margin on system revenues remained constant at 42% for the nine months ended June 30, 1999 and 1998. Gross margin for service revenue was 49% for the nine months ended June 30, 1999, compared to 46% for the nine months ended June 30, 1998. The gross margin on system revenues remained constant. The increase in gross margin for service revenue is related to the decrease in labor costs due to unstaffed positions for technical support personnel during 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues decreased for the nine month period ended June 30, 1999 was 33% compared to 37% for the nine months ended June 30, 1998. Selling, general and administrative expenses for the nine months ended June 30, 1999, increased 31% to $6.5 million, from the nine months ended June 30, 1998. The increase was related to increases in bad debt expense, payroll expense, telephone expense, and commission expense related to higher sales volume.

RESEARCH AND DEVELOPMENT EXPENSE decreased 8% to $787,000 for the nine month period ended June 30, 1999, from $858,000 for the same period in 1998. The decrease for the period was attributed to a higher capitalization rate in research and development expenses in 1999.

INCOME TAXES, the effective tax rate was 40% for the nine months ended June 30, 1999. There was no income tax expense booked for the first nine months ended June 30, 1998, due to the Company being at close to a breakeven profit level.

LIQUIDITY AND CAPITAL RESOURCES The Company's cash and cash equivalents totaled $4.1 million on June 30, 1999, compared to $2.8 million on September 30, 1998. The Company generated $2 million from operations, expended $800,000 for fixed assets and capitalized software development during the nine months ended June 30, 1999, compared to a breakeven cash flow from operations, and expended $600,000 for fixed assets and capitalized software development during the nine months ended June 30, 1998.

The Company has no significant commitments for expenditures. Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on the Company's operations.

YEAR 2000 ISSUE

We have developed a plan to modify our information technology to recognize the year 2000 and we are converting our critical data processing systems. We currently expect the project to be substantially complete by late fall and to cost between twenty-five and fifty thousand dollars. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. We do not expect this project to have a significant effect on operations. As of June 30, 1999, approximately $30,000 has been expended on this project. We will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

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

                             CAM DATA SYSTEMS, INC.

                          PART II - OTHER INFORMATION

Items 1 -- 3  Not Applicable

Item 4        Submission of Matters to a Vote of Security Holders

On May 6 1999, the Company held its annual meeting of shareholders. The following items were voted upon at the annual meeting with the results of the voting:

1. The re-election of six persons to serve on the Company's Board of Directors. The term shall be until the next meeting of shareholders in 2000.


                                                  VOTES
                           ----------------------------------------------
                               For               Against          Abstain
                           ---------             -------          -------
Geoffrey D. Knapp          1,502,800                --               --
Walter Straub              1,502,800                --               --
David Frosh                1,502,800                --               --
Corley Phillips            1,502,800                --               --
Fredrick Haney             1,502,800                --               --
Scott Broomfield           1,502,800                --               --

2. The confirmation of Ernst & Young as the independent auditors of the Company.

                                                  VOTES
                           ----------------------------------------------
                               For               Against          Abstain
                           ---------             -------          -------
                           1,891,500               650              100


Items 5       Not Applicable

Item 6        Exhibits and Reports on Form 8-K

(A) Exhibits: Exhibit 27 -- Financial Data Schedule

(B) Reports on Form 8-K --  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAM DATA SYSTEMS, INC.
                                          (Registrant)

Date: August 9, 1999                      By /s/ PAUL CACERES JR.
                                             -----------------------------------
                                                 Paul Caceres Jr.
                                                 Chief Financial and
                                                 Accounting Officer

                                 EXHIBIT INDEX

           EXHIBIT
           NUMBER          DESCRIPTION
           -------         -----------
             27            Financial Data Schedule