Form 10-K
period 1999-09-30
CAM DATA SYSTEMS INC
filed 1999-12-10
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended September 30, 1999
                                       OR

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

   17520 NEWHOPE STREET
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 8, 1999 was approximately $56,682,000. As of December 8, 1999, there were outstanding 2,412,000 shares of Common Stock of the Registrant, par value $.001 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Part II                                     Annual Report to Stockholders for
                                            fiscal year ended September 30, 1999

                                     PART I

ITEM 1.  BUSINESS
-------------------------------------------------------------------------------

GENERAL

Except for the historical information contained herein, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


THE COMPANY

CAM Data Systems, Inc. (the "Company") was organized under the laws of the State of Delaware on April 29, 1987. Previous to this date, CAM Data Systems, Inc. was a California corporation organized on September 20, 1983, and was subsequently merged into the Delaware corporation on June 5, 1987. The Company's principal business is to provide total commerce solutions for small to medium size, traditional as well as web retailers. These solutions are based on the Company's open architecture software products for managing inventory, point of sale, sales transaction processing and accounting. In addition to software, these solutions often include hardware, installation, training, service and consulting provided by the Company. Sales, service, research, and development are located in California and Nevada, while the Company's customers are located throughout the United States.


THE SYSTEMS

The Company offers three Turn Key Systems:

     (1) THE CAM SYSTEM - designed for hard goods retailers whose inventory is re-orderable in nature.

     (2) THE PROFIT$ SYSTEM - designed for apparel and shoe retailers whose inventory is seasonable in nature, and color and size oriented.

     (3) THE RETAIL STAR SYSTEM - a Windows-based system designed to incorporate multiple functions of both the CAM and Profit$ systems.

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

The Company's systems integrate Intel-based personal computers, computer point of sale stations, hand-held and table top barcode laser scanners, terminal or computer work stations, printers, and the Company's software. The Company is able to adapt its software to existing Intel-based personal computer. Each system is configured to meet the customer's particular needs and, as a result, the components included in each system, including the personal computer, printer, point of sale station and the Company's software, depend on the needs, the size and the industry type of the customer.

The Company's software is derived from software originally designed and subsequently licensed to (or acquired by) the Company by Retail Solutions, Inc., for the CAM system, by MicroStrategies, Inc., for the

Profit$ system, and by Teamsoft, Inc. for the Retail Star system. The Company continues to make modifications and enhancements to the software.

The Company provides an entire system to each customer on a "turn key" basis, in that the Company provides all of the hardware and the software as well as the installation of a system on the customer's premises. All three systems are capable of handling multiple stores for a given customer. In a multiple-store system, the Company typically installs a computer network. The server computer at each store communicates with the server computer at the customer's main office. The main server computer compiles all information from the other locations for processing and reporting.

INVENTORY MANAGEMENT

The Company believes that inventory control is the most important and time consuming task facing the management of retail stores. The systems were designed by the Company to address the retailer's need for simpler and yet more accurate means of controlling a large and diverse inventory. All inventory information, once entered into the system, is updated for each sale that is transmitted from the point of sale station to the main computer. The systems are able to provide for the following managerial reports:

     (1)  POPULARITY RANKING. The systems will report on the popularity of each item in the store by producing a report listing each item of inventory ranked according to the number of sales of each item. The report is generated automatically and can produce a list of daily, weekly, monthly, year-to-date and/or trailing 13 months of sales basis. The systems will also analyze the popularity data and indicate to the retailer which particular items of inventory are needed and which items are overstocked.

     (2) ZERO SALES REPORT. The systems provide a sales analysis on a monthly and year-to-date basis for inventory items for which no sales have been made. The analysis can be reported on a total sales basis or on a departmental or item level basis.

     (3) INVENTORY TABULATION AND VALUATION. The systems provide reports listing all inventory on hand, the valuation of such inventory on a cost and retail basis, the average cost of each item in inventory, and all items of inventory on order but not yet received.

     (4) AUTOMATIC PURCHASING. The systems provide a report listing all items that should be ordered based upon historical data stored in the system, including the number of items in inventory, the number on the shelf, the number on order and the minimum quantities required. The systems can also automatically provide a purchase order if desired.

     (5) PRICING. The systems are capable of producing price stickers in 20 customized label formats, assigning Uniform Purchase Code numbers and printing barcodes directly upon the price labels for reading by laser scanners. In addition, if there is a price change, the systems will automatically update the pricing information and, if desired, print new pricing labels.

     (6) REPORTS. The systems permit the retailer to customize and produce reports and forms utilizing data in the system in a format preferred by the retailer.

ACCOUNTING MANAGEMENT

The CAM system is capable of performing accounting functions through software available from the Company. The Company sells M.A.S. 90(R) accounting software.


SERVICE AND SUPPORT

Customer service and support is a critical element in maintaining customer satisfaction. For a monthly fee, each purchaser of a system receives service and support from the Company. The service and support provided by the Company includes:

     (1) HARDWARE SERVICE. The Company offers hardware service to its customers on a time and material billing basis. The Company's service representatives are trained to determine the source of the problem or malfunction in the hardware and, once determined, replace the defective component. Defective components are either repaired at the Company's facility or sent to a manufacturer's authorized service center for repair.

     (2) TECHNICAL PHONE SUPPORT AND SOFTWARE ENHANCEMENTS. The Company provides technical support by troubleshooting the customer's systems problems via the telephone and via modem. The Company, while not performing any significant customizing of its software for particular customers, is receptive to comments from customers concerning the Company's software. Such comments, together with planned enhancements to the software, result in improvements, which are provided without additional cost to all customers on a service contract.

     (3) INSTALLATION AND TRAINING. In order to assure customers that they will be able to properly integrate the Company's system into their business, the Company offers on-site installation and training on the use and application of the system to each customer. The training can take place at the Company's in-house training facility or at the customer location. The amount of training required depends upon the knowledge and experience of the user plus the complexity of the business to which the system is being implemented. The Company also offers training to its customers via the telephone.


MARKETING

DIRECT SALES

The Company markets its systems primarily through the Company's direct sales force consisting of twenty-eight salespersons and sales associates, all of whom work exclusively for the Company. The Company's marketing efforts extend nationwide with offices in the states of California, Nevada, Oregon, Washington, Colorado, Georgia, Minnesota, Florida, Missouri, and Massachusetts. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by the Company to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, the Company is generally able to install an entire system within four to eight weeks. The Company is paid directly by the customer or by third-party leasing companies. Compensation for salespeople is based on a percentage of gross profit for each system sold.

BROCHURES, TRADE SHOWS, AND ADVERTISING MEDIA

The Company markets its systems by advertising in trade journals, the World Wide Web, and other print media targeted at retail businesses, by attending industry specific trade shows, by using sales promotional videos, and by direct mail advertising.


SOURCES OF SUPPLY

The computer hardware, which makes up the Company's systems, consists primarily of standard components purchased by the Company from outside distributors and includes products such as Intel-based personal computers, Okidata (printers), Symbol Technologies (hand-held laser scanners and portable data terminals), Wyse (terminals), Ithaca (40-column printers), and Hayes (modems). For most computer hardware components, the Company has more than one source of supply.


BACKLOG

The Company purchases component hardware for its systems based upon system purchase orders and its forecast of demand for its products. Orders from customers are usually shipped by the Company pursuant to an agreed upon schedule. However, orders may be canceled or rescheduled by the customer with a minimal penalty. For this reason, management believes such backlog information is not indicative of the Company's future sales or business trends and is subject to fluctuation. As of November 29, 1999, backlog was approximately $1,682,000 as compared to $1,760,000 on December 11, 1998. Backlog is based upon purchase orders placed with the Company which the Company believes are firm orders.


COMPETITION

The industry in which the Company operates is highly competitive. The Company competes with suppliers dedicated to one type of business and suppliers of software that provide functions similar to the Company's software.

The Company competes on the basis of the capabilities and features of its systems. We believe the introduction of the Windows-based Retail Star software product gives the Company a competitive advantage because most of the Company's competitors are still selling DOS-based software products. The Company considers its systems to have greater capabilities to the small and medium size retailers than suppliers of other systems. Included among such capabilities are ongoing software enhancement, and a service organization in place to support the customer after the initial sale.

The Company also competes with vertical market suppliers of automated retail systems, which include hardware and software intended for use by a particular retail industry segment. Some of these suppliers compete with the Company on the basis of lower pricing.

The ability of the Company to meet competition will depend upon, among other things, the Company's ability to maintain its marketing effort, increase the capabilities of its systems through ongoing enhancements and improvements, and to obtain financing when, and if, needed.

PATENTS AND TRADEMARKS

The Company has four pending trademarks: Retail Star, Retail Ice, Retail America, and I.Star. The Company relies on a combination of trade secrets, copyright laws, and technical measures to protect its rights to its proprietary software. The software included in a system is not accessible by customers for purposes of revisions or copying, as the Company does not release the software source code to customers.

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

The Company spent approximately $1,606,000, $1,460,000, and $1,548,800 on software development, including amounts capitalized during the years ended September 30, 1999, 1998, and 1997, respectively. The Company anticipates that it will continue to incur software development costs in connection with enhancements and improvements of its software and the development of new products. These activities may require an increase in the Company's programming and technical staff, which presently consists of twenty-three programmers and quality control and testing personnel.

EMPLOYEES

As of September 30, 1999, the Company had 182 full time employees, including 16 employed in finance and administration, 23 in programming and testing, 35 in sales and marketing, 27 in installation, 44 in service and support, and 37 in operations and consulting.

None of the Company's employees are represented by a labor union and the Company believes that it enjoys harmonious relationships with its employees.

ENVIRONMENTAL REGULATIONS

There has been no material effect on the Company from compliance with environmental regulations.



ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

The Company currently leases approximately 22,000 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring January 1, 2002, at an average annual rent of approximately $188,000. This facility houses the Company's executive and administrative offices, service and support staff, system integration, and inventory warehouse.

In addition, the Company also leases the following properties: (i) approximately 11,000 square feet of office space in Henderson, Nevada, which houses the Company's research and development team and the MAS 90 consulting division on a ten-year lease that expires March 31, 2007, at an average annual rent of $136,000; (ii) and various immaterial month-to-month leases for sales offices throughout the country.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Because of the nature of its business, the Company is from time to time threatened or involved in legal actions. The Company does not believe any of the legal actions now pending against it will result in material adverse effect on the Company and, further, does not consider that any such proceedings fall outside ordinary, routine litigation incidental to the business of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

PURSUANT TO GENERAL INSTRUCTION G (2), ITEMS 5, 6, 7, AND 8 HAVE BEEN OMITTED SINCE THE REQUIRED INFORMATION IS CONTAINED IN THE COMPANY'S 1999 ANNUAL REPORT TO STOCKHOLDERS PURSUANT TO RULE 14A-3(b), WHICH IS INCORPORATED HEREIN BY REFERENCE BELOW.


-------------------------------------------------------------------------------
FORM 10-K                                 ANNUAL REPORT TO STOCKHOLDERS
-------------------------------------------------------------------------------
ITEM 5: MARKET FOR REGISTRANT'S           PAGE 18: STOCK AND DIVIDEND DATA
COMMON EQUITY AND RELATED
STOCKHOLDER'S MATTERS
--------------------------------------------------------------------------------
ITEM 6: SELECTED FINANCIAL DATA           PAGE 19: SELECTED FINANCIAL DATA SEE
                                                   NOTE (A) BELOW
--------------------------------------------------------------------------------
ITEM 7: MANAGEMENT'S DISCUSSION           PAGES 6-7: MANAGEMENT'S DISCUSSION AND
AND ANALYSIS OF FINANCIAL                 ANALYSIS OF FINANCIAL CONDITION AND
CONDITION AND RESULTS OF OPERATIONS       RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
ITEM 8: FINANCIAL STATEMENTS AND          SEE BELOW
SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

Note (A) The selected financial data incorporated herein by reference to the Company's 1999 Annual Report to Stockholders as of September 30, 1999 and 1998 and for each of the years in the three-year period ended September 30, 1999, have been derived from the Company's audited financial statements included elsewhere in this report. The selected financial data for the years ended September 30, 1997 and 1996 have been derived from audited financial statements of the Company not included herein. The data is qualified in its entirety by reference to, and should be read in conjunction with, the Company's financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

Information for Item 8 is included in the Company's financial statements as of September 30, 1999 and 1998, and for each of the years in the three-year period ended September 30, 1999, and the Company's unaudited quarterly financial data for the two years ended September 30, 1999 and 1998, on pages 8 through 17 and page 19, respectively, of the Company's 1999 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 18 of the Annual Report to Stockholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE RISK

At September 30, 1999 and 1998, the Company's cash equivalents and short-term investments included approximately $5,049,000 and $2,812,000, respectively. Since the Company typically does not purchase fixed-income securities, its cash equivalents are not subject to significant interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

EQUITY PRICE RISK

The Company does not invest in available-for-sale equity securities, and is not subject to significant equity price risk.

FOREIGN EXCHANGE RATE RISK

The Company does not operate internationally and, therefore, is not subject to market risk from changes in foreign exchange rates.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

Not applicable.

                                    PART III

                                   MANAGEMENT

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
As of September 30, 1999, the executive officers and directors of the Company and their ages are as follows:


--------------------------------------------------------------------------------
NAME                                  AGE           POSITION WITH THE COMPANY
--------------------------------------------------------------------------------
Geoffrey D. Knapp                     41     Chief Executive Officer, Chairman
                                             of the Board, and Secretary
David A. Frosh                        41     President and Director
Paul Caceres, Jr.                     39     Chief Financial Officer and Chief
                                             Accounting Officer
Walter W. Straub                      56     Director
Dr. Fred M. Haney                     58     Director
Corley Phillips                       45     Director
Scott Broomfield                      42     Director

Geoffrey D. Knapp, founder of the Company, has been a Director, and an officer of the Company since its organization in September 1983. Mr. Knapp received a bachelor's degree in marketing from the University of Oregon in 1980.

David A. Frosh joined the Company as President in June 1996. Mr. Frosh has been a member of the board of directors since August 1991. From June 1990 to June 1996, Mr. Frosh was employed as sales executive for the national accounts division of Automatic Data Processing "ADP". ADP provides computerized transaction processing, data communications and information services. From June 1988 to June 1990, Mr. Frosh served as Director of Marketing for Optima Retail Systems, a privately held company, which manufactured and marketed inventory control systems for the retail apparel industry. Mr. Frosh received a bachelor's degree in marketing from Central Michigan University in 1980 and a master's degree in business administration from Claremont Graduate School in 1999.

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

Walter W. Straub has been a Director of the Company since May 1989. He is also currently, and has been since October 1983, President, Chief Executive and Director or Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub received a bachelor's degree in electrical engineering in 1965 and a master's degree in finance in 1970 from Drexel University.

Dr. Fred M. Haney joined the Company as Director in September 1996. Dr. Haney has been the President of Venture Management Company, Palos Verdes Estates, California, since 1991. From 1984 to 1991, he was founder and manager of 3I Ventures, California, a high technology venture capital fund. Dr. Haney has extensive experience in strategic planning, operations and finance in the information and computer industry. Dr. Haney holds a doctorate in computer science from Carnegie-Mellon University.

Corley Phillips joined the Company as Director in September 1996. Mr. Phillips is an independent investor. From 1996 to 1997, Mr. Phillips served as President, CEO and Director for Telephone Response Technologies, a Roseville, California-based developer of computer technology software. From 1995 to 1996, Mr. Phillips served as Vice President of marketing and product support for State of The Art, an accounting software company based in Irvine, California. From 1990 to 1994, Mr. Phillips served was President and CEO of Manzanita Software Systems, a developer of Windows-based accounting software. From 1984 to 1990, Mr. Phillips was President and co-founder of Grafpoint, a developer of software for computer applications based in San Jose, California. Mr. Phillips has also held various sales and marketing positions with Envision Technology and Hewlett-Packard. Mr. Phillips holds both a bachelor's degree and a master's degree in electrical engineering from Washington University in St. Louis, Missouri, as well as a master's degree in business administration from Santa Clara University in Santa Clara, California.

Scott Broomfield joined the Company as Director in March 1999. Mr. Broomfield has been, since 1997, Chief Executive and a Director of Centura Software, Inc., a public company engaged in the business of providing a suite of products usable by application developers to build and deploy component based distributed business applications. From February 1993 to December 1997, Mr. Broomfield was a principal with the firm of Hickey & Hill Incorporated "Hicky & Hill". In this capacity, Mr. Broomfield assisted companies with executive management, strategy, operational and financial consulting, business planning and business development. Prior to joining Hicky & Hill, Mr. Broomfield held senior management positions at Trilogy Systems, Inc., and Digital Equipment Corporation. Mr. Broomfield has a bachelor's degree in psychology from Azusa Pacific University and master's degree in business administration from Santa Clara University.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission "SEC". Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company, the Company believes all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report.

CERTAIN SIGNIFICANT EMPLOYEES

The Company does not have any significant employees who are not officers.

FAMILY RELATIONSHIPS

There are no family relationships by or between any director and officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The following table sets forth information concerning compensation paid by the Company for services rendered to the Company during fiscal year ended September 30, 1999, and the prior two fiscal years, to the Company's Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000:

-----------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------
                          ANNUAL COMPENSATION                  LONG-TERM
                                                              COMPENSATION
-----------------------------------------------------------------------------------------
                                                                AWARDS
-----------------------------------------------------------------------------------------
                                                               SECURITIES
                                                               UNDERLYING      (2)
NAME AND PRINCIPAL                      (1)      OTHER ANNUAL   OPTIONS/     ALL OTHER
POSITION            YEAR    SALARY     BONUS     COMPENSATION   SARS (#)    COMPENSATION
------------------  ----   --------   --------   ------------  -----------  -------------
Geoffrey Knapp      1999   $222,500   $140,400       --               0       $  8,800
Chairman of the     1998   $209,200     $   --       --               0       $  8,100
Board and CEO       1997   $200,700     $   --       --          20,000       $  7,500

David Frosh         1999   $133,900   $109,200       --               0          $  --
President           1998   $128,800     $   --       --               0          $  --
                    1997   $127,500     $   --       --               0          $

Paul Caceres Jr     1999   $136,800   $ 62,400       --               0       $  4,500
CFO and CAO         1998   $131,700     $   --       --               0       $  4,700
                    1997   $127,700     $   --       --          10,000       $  4,900

     (1) Bonuses paid to the Named Executive Officers are pursuant to annual incentive compensation programs established each year for selected employees of the Company, including the Company's executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales and individual efforts were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Company and the individual achieved or exceeded the performance goals.

     (2) All other compensation consists of interest on employee notes payable to the Company and the amortization of the notes that was declared compensation during the year.

STOCK OPTIONS GRANTED AND EXERCISED DURING 1999

There were no options granted to any of the Named Executive Officers in fiscal year 1999; therefore, no table of options granted is presented.

The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.


--------------------------------------------------------------------------------------------------------
                        AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES
--------------------------------------------------------------------------------------------------------
                                                                               VALUE OF UNEXERCISED
                  SHARES                         NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS AT
                  ACQUIRED ON    VALUE (1)       OPTIONS AT SEPT. 30, 1999     SEPT. 30, 1999
NAME              EXERCISE       REALIZED        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
--------------------------------------------------------------------------------------------------------
Geoff Knapp           --            --                  74,000/6,000               $595,400/$39,800
David Frosh           --            --                 55,900/36,000              $420,400/$283,500
Paul Caceres          --            --                  52,000/3,000               $423,300/$19,900

     (1) Market value of the underlying securities at the exercise date minus the exercise price of the options.


REPORT OF COMPENSATION COMMITTEE

TO:  THE BOARD OF DIRECTORS

As members of the Compensation Committee, it is our duty to review and recommend the compensation levels for members of the Company's management, evaluate the performance of management and administer the Company's various incentive plans. This Committee has reviewed in detail the Compensation of the Company's three executive officers. In the opinion of the Committee, the compensation of the three executive officers of the Company is reasonable in view of its performance and the respective contributions of such officers to the Company's performance.

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

Management compensation is comprised of 60% to 70% of fixed salary, and 30% to 40% variable compensation based on performance factors. Stock options are granted at the discretion of the Board of Directors, and there is no set minimum or maximum amount of options that can be issued. Performance factors that determine management compensation are sales, net income of the Company, and individual performance.

The committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 1999, the compensation for the Chief Executive Officer was comparable to other Chief Executive Officers of middle market companies in related industries.

Mr. Knapp, a member of the Committee, is also an executive officer of the Company. However, Mr. Knapp abstained from any considerations with respect to any decision directly affecting his compensation.

         COMPENSATION COMMITTEE

         WALTER STRAUB, FRED HANEY, AND GEOFFREY D. KNAPP
         DECEMBER 1, 1999

1993 STOCK OPTION PLAN

In April 1993, the shareholders of the Company approved the Company's 1993 Stock Option Plan (the "1993 Plan") under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 1,200,000 shares of the Company's common stock. The Plan has a term of ten years. There have been 1,017,000 options granted under the 1993 Plan as of September 30, 1999.

401-K PLAN

In July 1991, the Company adopted a contributory profit-sharing plan under
Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. The Company's contributions are at the discretion of the board of directors. The Company contribution for the fiscal year ended September 30, 1999, totaled $55,000.

                         STOCK PRICE PERFORMANCE GRAPH



                              1994    1995    1996    1997    1998   1999
                              ----    ----    ----    ----    ----   ----
NASDAQ STOCK MARKET           100     138     164     225     229     372
NASDAQ RETAIL TRADE STOCKS    100     110     132     151     130     158
CAM DATA SYSTEMS STOCK        100     363     463     288     344    1038

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of September 30, 1999, certain information regarding ownership of the Company's Common Stock by (i) each person that the Company knows is the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company who owns Common Stock and (iii) all directors and officers as a group.


-------------------------------------------------------------------------------------------
                                                              SHARES BENEFICIALLY OWNED
-------------------------------------------------------------------------------------------
                     NAME AND ADDRESS OF         AMOUNT & NATURE OF        PERCENTAGE OF
TITLE OF CLASS       BENEFICIAL OWNER            BENEFICIAL OWNER (9)      CLASS (10)
-------------------------------------------------------------------------------------------
Common Stock         Geoffrey D. Knapp (1)            444,100 (2)            17.66%
Common Stock         Paul Caceres Jr. (1)              52,000 (3)             2.07%
Common Stock         Walter W. Straub (1)             101,900 (4)             4.05%
Common Stock         David Frosh (1)                   55,900 (5)             2.22%
Common Stock         Corley Phillips (1)               41,500 (6)             1.65%
Common Stock         Fred Haney (1)                    30,000 (7)             1.19%
Common Stock         Scott Broomfield (1)               7,900 (8)             0.44%
Common Stock         All Directors and
                     Officers as a Group (of 7
                     persons) (1)                     733,300                29.16%

     (1) The address of each beneficial owner is in care of CAM Data Systems, Inc., 17520 Newhope Street, Fountain Valley, California 92708.

     (2) Includes (i) an aggregate of 3,100 shares of Common Stock held in trust for three daughters of Mr. Geoffrey Knapp over which he has shared voting power (ii) options to purchase an aggregate of 10,000 shares until the sooner of October 12, 2002, or twelve months after ceasing to serve as a director at a price of $2.34 per share. (iii) options to purchase an aggregate of 50,000 shares until the sooner of October 20, 2003 at a price of $1.93 per share (iv) options to purchase an aggregate of 14,000 shares until the sooner of December 16, 2006, at a price of $3.75 per share.

     (3) Includes options to purchase (i) an aggregate of 15,000 shares of Common Stock until the sooner of October 20, 2003, at a price of $1.75 per share (ii) an aggregate of 30,000 shares of Common Stock until the sooner of January 3, 2004, at a price of $2.13 per share (iii) an aggregate of 7,000 shares until the sooner of December 16, 2006, at a price of $3.75 per share.

     (4) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share (ii) an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.38 per share (iii) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share (iv) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (v) an aggregate of 4,400 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (vi) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share (vii) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share.

     (5) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share (ii) an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.38 per share (iii) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $5.50 per share (iv) an aggregate of 29,500 shares until the sooner of June 10, 2006, at a price of $2.50 per share (v) an aggregate of 4,400 shares until the sooner of May 8, 2007, at a price of $3.38 per share.

     (6) Includes options to purchase (i) an aggregate of 5,000 shares until the sooner of September 23, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share (ii) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (iii) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share (iv) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share.

     (7) Includes options to purchase (i) an aggregate of 5,000 shares until the sooner of September 23, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share (ii) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (iii) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share (iv) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share.

     (8) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share (ii) an aggregate of 360 shares until the sooner of April 22, 2009, or twelve months after ceasing to serve as a director at a price of $5.25 per share.

     (9) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from the date hereof, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

During the fiscal year ended September 30, 1999, the Company granted non-qualified options to certain employees and directors to purchase an aggregate of 185,400 shares of Common Stock of the Company at a price ranging from $3.13 to $5.38 per share expiring ten years from the date of grant.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS OF FORM 8-K
-------------------------------------------------------------------------------

(a)  1.  FINANCIAL STATEMENTS

The financial statements required to be filed hereunder are listed on page 6 hereof. See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

(a)  2.  FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule of CAM Data Systems Inc., is included on the page hereof indicated below:

                                                                                                Page
Schedule II - Valuation and Qualifying Accounts                                                  20

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)  3.  OTHER EXHIBITS

3(a) Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 - SEC File No. 0-16569).

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement filed July 13, 1987 - SEC File No.
          33-15821-LA).

10(a)     Incentive Stock Option Plan (incorporated by referenced to Exhibit
          10(b) to the S-18 Registration Statement filed July 15, 1997 - SEC
          File No. 33-15821LA).

10(b)     Company's Lease for premises at Fountain Valley, California
          (incorporated by reference to Exhibit 10(b) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 - SEC File No. 0-16569).

10(c) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(d) Individual Option Agreements (incorporated by reference to the exhibits on Form S-3 SEC File No. 33-57564 Registration Statement filed on June 17, 1993).

10(e)     Extension to Company's Lease for premises at Fountain Valley,
          California (incorporated by reference to Exhibit 10 (i) to the 1993
          Annual Report on Form 10-K filed on December 27, 1993 -SEC File No.
          0-16569).

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

10(h)     Amendment to Line of Credit Agreement, dated February 8, 1999, with
          Silicon Valley Bank.

10(i) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1999.

23        Consent of Independent Auditors.

27        Financial Data Schedule for the Period Ended September 30, 1999.

(b)       REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the last quarter of the year ended September 30, 1999, covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be filed on its behalf by the undersigned, thereunto duly authorized.

                                CAM DATA SYSTEMS, INC.

                                By: /s/ Geoffrey D. Knapp
                                   ----------------------------------
                                    Geoffrey D. Knapp,
                                    Chief Executive Officer


                                By: /s/ Paul Caceres, Jr.
                                   ----------------------------------
                                    Paul Caceres, Jr.,
                                    Chief Financial Officer and Chief
                                    Accounting Officer

                                Date: December 10, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Geoffrey D. Knapp         Chief Executive             December 10, 1999
-----------------------
Geoffrey D. Knapp           Officer and Chairman
                               of the Board


/s/ David Frosh               President and               December 10, 1999
-----------------------          Director
David Frosh


/s/ Walter W. Straub             Director                 December 10, 1999
-----------------------
Walter W. Straub


/s/ Corley Phillips              Director                 December 10, 1999
-----------------------
Corley Phillips


                                 Director
-----------------------
Scott Broomfield


                                 Director
-----------------------
Dr. Fred M. Haney

                             CAM DATA SYSTEMS, INC.
                                    INDEX TO
                            FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14(a)


                                                                 Page Reference
                                                     --------------------------------
                                                      Annual Report
                                                     to Stockholders        Form 10-K
                                                     ---------------        ---------
Report of Independent Auditors                             18

Balance Sheets at
 September 30, 1999 and 1998                                8

Statements of Income for Years
 Ended September 30, 1999, 1998 and 1997                    9

Statements of Cash Flows for Years
 Ended September 30, 1999, 1998 and 1997                   10

Statements of Stockholders' Equity
 for Years Ended September 30, 1999,
 1998 and 1997                                             11

Notes to Financial Statements                           12-17

Report of Independent Auditors on
 Financial Statement Schedule                                                    19

II.     Valuation and Qualifying Accounts
            for the Years Ended
            September 30, 1999, 1998 and 1997                                    20


All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
CAM Data Systems, Inc.


We have audited the financial statements of CAM Data Systems, Inc. as of September 30, 1999 and 1998, and for each of the three years in the period ended September 30, 1999, and have issued our report thereon dated November 5, 1999. Our audits also included the financial statement schedule of CAM Data Systems, Inc. listed in the accompanying index to the consolidated financial statements and financial statement schedules (Item 14(a)). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        ERNST & YOUNG LLP



Orange County, California
November 5, 1999

CAM DATA SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

--------------------------------------------------------------------------------------------------
                                                          DEDUCTIONS/ACCOUNTS
                        BALANCE AT           ADDITIONS      WRITTEN OFF NET OF     BALANCE AT END
                        BEGINNING            CHARGED TO         RECOVERIES             OF YEAR
                         OF YEAR               INCOME
-------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts Receivable
1999                     $235,000             $490,000           $345,000            $380,000
1998                     $160,000             $203,400           $128,400            $235,000
1997                     $150,000             $177,700           $167,700            $160,000

                                  EXHIBIT INDEX


Exhibit
Number                           Description                                           Page
------                           -----------                                           ----
3(a)      Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on
          January 12, 1989 - SEC File No. 0-16569).

3(b)      By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the
          S-18 Registration Statement filed July 13, 1987 - SEC File No. 33-15821-LA).

10(a) Incentive Stock Option Plan (incorporated by referenced to Exhibit 10(b) to the S-18 Registration Statement filed July 15, 1997 - SEC File No.
          33-15821LA).

10(b)     Company's Lease for premises at Fountain Valley, California (incorporated by reference to Exhibit 10(b) to the 1988 Annual Report on Form 10-K filed on
          January 12, 1989 - SEC File No. 0-16569).

10(c)     1993 Stock Option Plan (incorporated by reference to the exhibits on Form
          S-8 Registration Statement filed on June 21, 1993).

10(d)     Individual Option Agreements (incorporated by reference to the exhibits on
          Form S-3 SEC File No. 33-57564 Registration Statement filed on June 17, 1993).

10(e)     Extension to Company's Lease for premises at Fountain Valley,
          California (incorporated by reference to Exhibit 10 (i) to the 1993
          Annual Report on Form 10-K filed on December 27, 1993 -SEC File No.
          0-16569).

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

10(h)     Amendment to Line of Credit Agreement, dated February 8, 1999, with
          Silicon Valley Bank.

10(i) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 1999.

23        Consent of Independent Auditors.

27        Financial Data Schedule for the Period Ended September 30, 1999.
