Form 10-Q
period 1999-12-31
CAM DATA SYSTEMS INC
filed 2000-02-10
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended DECEMBER 31, 1999

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

As of December 31, 1999 there were 2,479,000 shares of common stock outstanding.


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.
                                      INDEX

PART I  Financial Information

Item 1 Condensed Financial Statements:                             Page Number

     o   Condensed Balance Sheet at December 31, 1999 and               3
         September 30, 1999
     o   Condensed Statement of Statement of Income for
         three months ended December 31, 1999 and 1998                  4
     o   Condensed Statement of Cash Flows for
         three months ended December 31, 1999 and 1998                  5
     o   Notes to Condensed Financial Statements                      6-7

Item 2  Management's Discussion and Analysis of Financial             8-9
        Condition and Results Operations

PART II  Other Information                                             10
     o  Signature Page                                                 11


--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             CAM DATA SYSTEMS, INC.

                             CONDENSED BALANCE SHEET
                (all figures in thousands except per share data)

                                                         (UNAUDITED)
                                                         DECEMBER 31     SEPTEMBER 30
                                                            1999             1999
                                                         -----------     ------------
ASSETS
Current assets:
Cash and cash equivalents                                 $  5,114         $  5,049
Accounts receivable, net                                     2,879            3,439
Inventories                                                    712              763
Prepaid expenses                                               155               73
                                                          --------         --------
Total current assets                                         8,860            9,324

Property and equipment, net                                    978            1,060
Intangible assets, net                                       1,926            1,297
Other assets                                                   216              218
                                                          --------         --------
Total assets                                              $ 11,980         $ 11,899
                                                          ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $    986         $  1,644
  Accrued compensation and related expenses                    730            1,110
  Customer deposits and deferred service revenue               742              899
  Income taxes payable                                         125              219
  Other accrued liabilities                                    255              439
                                                          --------         --------
  Total current liabilities                                  2,838            4,311

Stockholders' equity:
  Common stock, $.001 par value, 5,000 shares
    authorized, 2,479 shares issued and outstanding              2                2
  Paid-in capital                                            5,918            4,586
  Less notes receivable for purchase of common stock           (13)             (15)
  Retained earnings                                          3,235            3,015
                                                          --------         --------
  Total stockholders' equity                                 9,142            7,588
                                                          --------         --------
Total liabilities and stockholders' equity                $ 11,980         $ 11,899
                                                           =======         ========


See accompanying notes.

--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                          CONDENSED STATEMENT OF INCOME
                (all figures in thousands except per share data)


                                                                (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                            ------------------
                                                       DECEMBER 31         DECEMBER 31
                                                          1999                1998
                                                       -----------         -----------
REVENUES
   Net system revenues                                   $ 5,477         $ 4,463
   Net service revenues                                    1,162           1,154
                                                         -------         -------
Total net revenues                                         6,639           5,617
COSTS AND EXPENSES
   Costs of system revenues                                2,935           2,746
   Costs of service revenues                                 622             546
                                                         -------         -------
Total costs of revenues                                    3,557           3,292
Selling, general and administrative expenses               2,445           1,847
Research and development expense                             346             245
Interest income                                              (48)            (27)
                                                         -------         -------
Total costs and expenses                                   6,300           5,357
                                                         -------         -------
Income before provision for taxes                            339             260
Provision for income taxes                                   119             104
                                                         -------         -------
NET INCOME                                               $   220         $   156
                                                         -------         -------

Basic net income per share                               $   .10         $   .07
                                                         -------         -------

Diluted net income per share                             $   .08         $   .07
                                                         -------         -------

Shares used in computing basic
  net income per share                                     2,309           2,139

Shares used in computing
  diluted net income per share                             2,711           2,289


See accompanying notes.


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                           (all figures in thousands)

                                                              (UNAUDITED)
                                                            THREE MONTHS ENDED
                                                            ------------------
                                                       DECEMBER 31     DECEMBER 31
                                                          1999            1998
                                                       -----------     ------------
Operating activities:
Net income                                               $   220         $   156
Adjustments to reconcile net income to net cash
(used in) provided by operations:
  Depreciation and amortization                              190             163
  Other                                                        2               2
  Net changes in operating assets and liabilities           (938)             67
                                                         -------         -------
Net cash (used in) provided by operations                   (526)            388
                                                         -------         -------
Investing activities:
  Purchase of property, plant and equipment                  (53)           (197)
  Capitalized software                                       (88)            (44)
                                                         -------         -------
Cash used in investing activities                           (141)           (241)
                                                         -------         -------
Financing activities:
  Proceeds from exercise of stock options                    732              --
                                                         -------         -------
Net increase in cash and cash equivalents                     65             147
Cash and cash equivalents at beginning of period           5,049           2,812
                                                         -------         -------
Cash and cash equivalents at end of period               $ 5,114         $ 2,959
                                                         -------         -------


See accompanying notes.


--------------------------------------------------------------------------------

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

PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three months ended December 31, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follows:

                                                      (all figures in thousands)
                                                         THREE MONTHS ENDED
                                                         ------------------
                                                     DECEMBER 31    DECEMBER 31
                                                        1999           1998
                                                     -----------    -----------
(Increase) decrease in:
Accounts receivable                                    $ 560         $(382)
Inventories                                               51          (213)
Prepaid expenses and other assets                        (76)            4
Increase (decrease) in:
Accounts payable                                        (658)          198
Accrued compensation and related expenses               (380)           23
Customer deposits                                       (157)          150
Income tax payable                                       (94)            7
Accrued liabilities                                     (184)          280
                                                       -----         -----
Net changes in operating assets and liabilities        $(938)        $  67
                                                       -----         -----

Income taxes paid during the three months ended December 31, 1999, and 1998 was $212,000 and $100,000, respectively. There was no interest expense paid in the first three months of 1999 or 1998.


--------------------------------------------------------------------------------

                             CAM DATA SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The computation of basic and diluted earnings per share for the three month periods ended December 31, 1999 and 1998 are as follows:

                                               (all figures in thousands except per share data)
                                                               THREE MONTHS ENDED
                                                               ------------------
                                                           DECEMBER 31   DECEMBER 31
                                                              1999          1998
                                                           -----------   -----------
NUMERATOR:
Net income numerator for basic and diluted net income
     per share                                               $  220        $  156
                                                             ------        ------
DENOMINATOR:
Weighted-average shares outstanding                           2,309         2,139
                                                             ------        ------
Denominator for basic net income per share -
     weighted-average shares                                  2,309         2,139
Effect of dilutive securities:
Stock options                                                   402           150
                                                             ------        ------
Denominator for diluted net income per share -
     weighted-average shares and assumed conversions          2,711         2,289
                                                             ------        ------
Basic net income per share                                   $  .10        $  .07
                                                             ------        ------
Diluted net income per share                                 $  .08        $  .07
                                                             ------        ------


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             CAM DATA SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED DECEMBER 31, 1999, AS COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1998


RESULTS OF OPERATIONS

NET REVENUES for the three months ended December 31, 1999, increased 18% to $6,639,000, consisting of a 23% increase in system revenues, and a 1% increase in service revenues compared to the three months ended December 31, 1998. The increase in system was a result of an increase in sales to existing customers for the quarter, plus an increase in sales to new customers from the Retail Star product. Service revenues were relatively flat due to the Company's choice to discontinue certain hardware service contracts, which were not deemed profitable.

GROSS MARGIN for the three months ended December 31, 1999, was 46%, compared to 41% for the three months ended December 31, 1998. Gross margin on system revenues increased to 46%, for the three months ended December 31, 1999, compared to 38% for the three months ended December 31, 1998. Gross margin for service revenue was 46% for the three months ended December 31, 1999, compared to 53% for the three months ended December 31, 1998. The margin increase in system revenues was a result of higher margins on hardware sales. The decrease in gross margin for service revenue is related to the increase in labor costs due to the staffing of open positions for customer service personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three month period ended December 31, 1999, to 37%, compared to 33% for the three month period ended December 31, 1998. Selling, general and administrative expenses for the three months ended December 31, 1999, increased 32% to $2,445,000 from the three months ended December 31, 1998. The increase was related to increases in marketing expenses, commission expenses related to higher sales, and payroll expenses.

RESEARCH AND DEVELOPMENT EXPENSE increased 41% to $346,000 for the three month period ended December 31, 1999, from $245,000 for the same period in the prior year. The increase for the period was attributed to higher payroll expense related to increased staffing of R & D personnel.

INCOME TAXES, the effective tax rate was 35% for the three months ended December 31, 1999, compared to 40%, for the three month period ended December 31, 1998. This decrease was based on the revised annual rate for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash and cash equivalents totaled $5,114,000 on December 31, 1999, compared to $5,049,000 on September 30, 1999. The Company used $526,000 for operations, and expended $141,000 for fixed assets and the capitalization of software, and received proceeds of $732,000 from the exercise of stock options. This was compared to the generation of $388,000 from operations, and the utilization of $241,000 for the purchase of fixed assets and capitalized software for the three months ended December 31, 1998.

The Company has no significant commitments for expenditures.


--------------------------------------------------------------------------------

Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future. Inflation has had no significant impact on the Company's operations.

YEAR 2000 COMPLIANCE

We developed a plan to modify our information technology to recognize the year 2000, and we converted our critical data processing systems. We completed this project for a cost of $30,000. This figure included internal costs, but excluded the costs to upgrade and replace systems in the normal course of business. There have been no adverse effects on our Company from any Year 2000 compliance related issues, nor are any anticipated in the future.


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

Date: February 10, 2000                              By /S/ Paul Caceres Jr.
      -----------------                                 --------------------
                                                     Paul Caceres Jr.
                                                     Chief Financial and
                                                     Accounting Officer


--------------------------------------------------------------------------------
                                       11

                                  EXHIBIT INDEX


Exhibit
  No.                               Description
-------                             -----------
  27                           Financial Data Schedule