Form 10-Q
period 2000-03-31
CAM COMMERCE SOULUTIONS
filed 2000-05-12
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                    to
                                   -------------------   ---------------------

                         Commission file number 0-16569

                          CAM COMMERCE SOLUTIONS, INC.
                   (FORMERLY KNOWN AS CAM DATA SYSTEMS, INC.)
--------------------------------------------------------------------------------
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

As of March 31, 2000 there were 2,761,000 shares of common stock outstanding.

                          CAM COMMERCE SOLUTIONS, INC.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I  Financial Information

Item 1 Condensed Financial Statements:

     o   Condensed Balance Sheet at March 31, 2000 and
         September 30, 1999                                                 3

     o   Condensed Statement of Income (Loss) for three
         months ended March 31, 2000 and 1999                               4

     o   Condensed Statement of Income for six
         months ended March 31, 2000 and 1999                               5

     o   Condensed Statement of Cash Flows for
         six months ended March 31, 2000 and 1999                           6

     o   Notes to Condensed Financial Statements                          7-9

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             10-11

PART II Other Information                                                  12

     o  Signature Page                                                     13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CAM COMMERCE SOLUTIONS, INC.

                             CONDENSED BALANCE SHEET
                      (In thousands except per share data)

                                                          MARCH 31     SEPTEMBER 30
                                                            2000           1999
                                                          --------     ------------
                                                         (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                               $ 9,110        $ 5,049
  Accounts receivable, net                                  2,900          3,439
  Inventories                                                 828            763
  Prepaid expenses                                            265             73
                                                          -------        -------
Total current assets                                       13,103          9,324

Property and equipment, net                                   904          1,060
Intangible assets, net                                      1,905          1,297
Other assets                                                  213            218
                                                          -------        -------
Total assets                                              $16,125        $11,899
                                                          =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $ 1,420        $ 1,644
  Accrued compensation and related expenses                   615          1,110
  Customer deposits and deferred service revenue              927            899
  Income taxes payable                                         --            219
  Other accrued liabilities                                   305            439
                                                          -------        -------
Total current liabilities                                   3,267          4,311

Stockholders' equity:
Common stock, $.001 par value, 5,000 shares
   authorized, 2,761 shares issued and outstanding
                                                                3              2
Paid-in capital                                             9,795          4,571
Retained earnings                                           3,060          3,015
                                                          -------        -------
Total stockholders' equity                                 12,858          7,588
                                                          -------        -------
Total liabilities and stockholders' equity                $16,125        $11,899
                                                          =======        =======


See accompanying notes to financial statements.

                          CAM COMMERCE SOLUTIONS, INC.

                      CONDENSED STATEMENT OF INCOME (LOSS)
                      (In thousands except per share data)

                                                       THREE MONTHS ENDED
                                                   -------------------------
                                                   MARCH 31         MARCH 31
                                                     2000             1999
                                                   --------         --------
                                                          (UNAUDITED)
REVENUES
   Net system revenues                              $ 4,150         $ 5,134
   Net service revenues                               1,140           1,172
                                                    -------         -------
Total net revenues                                    5,290           6,306

COSTS AND EXPENSES
   Costs of system revenues                           2,268           3,130
   Costs of service revenues                            610             589
                                                    -------         -------
Total costs of revenues                               2,878           3,719
Selling, general and administrative expenses          2,322           2,127
Research and development expense                        415             235
Interest income                                         (53)            (27)
                                                    -------         -------
Total costs and expenses                              5,562           6,054
                                                    -------         -------
Income (loss) before provision (benefit) for
 income taxes                                          (272)            252
Provision (benefit) for income taxes                    (97)            101
                                                    -------         -------
NET INCOME (LOSS)                                   $  (175)        $   151
                                                    -------         -------

Basic net income (loss) per share                   $  (.07)        $   .07
                                                    -------         -------

Diluted net income (loss) per share                 $  (.07)        $   .06
                                                    -------         -------

Shares used in computing basic
  net income (loss) per share                         2,482           2,144

Shares used in computing diluted
  net income (loss) per share                         2,482           2,415


See accompanying notes to financial statements.

                          CAM COMMERCE SOLUTIONS, INC.

                          CONDENSED STATEMENT OF INCOME
                      (In thousands except per share data)


                                                         SIX MONTHS ENDED
                                                    -------------------------
                                                    MARCH 31         MARCH 31
                                                      2000             1999
                                                    --------         --------
                                                           (UNAUDITED)
REVENUES
   Net system revenues                              $  9,627         $  9,713
   Net service revenues                                2,302            2,210
                                                    --------         --------
Total net revenues                                    11,929           11,923

COSTS AND EXPENSES
   Costs of system revenues                            5,203            5,878
   Costs of service revenues                           1,232            1,132
                                                    --------         --------
Total costs of revenues                                6,435            7,010
Selling, general and administrative expenses           4,732            3,971
Research and development expense                         795              484
Interest income                                         (101)             (54)
                                                    --------         --------
Total costs and expenses                              11,861           11,411
                                                    --------         --------

Income before provision for income taxes                  68              512
Provision for income taxes                                23              205
                                                    --------         --------
NET INCOME                                          $     45         $    307
                                                    --------         --------

Basic net income per share                          $    .02         $    .14
                                                    --------         --------

Diluted net income per share                        $    .02         $    .13
                                                    --------         --------

Shares used in computing basic
  net income per share                                 2,396            2,141

Shares used in computing diluted
  net income per share                                 2,977            2,353


See accompanying notes to financial statements.

                          CAM COMMERCE SOLUTIONS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                           (All figures in thousands)


                                                            SIX MONTHS ENDED
                                                        ------------------------
                                                        MARCH 31        MARCH 31
                                                          2000            1999
                                                        --------        -------
                                                              (UNAUDITED)

OPERATING ACTIVITIES:
Net income                                              $    45         $   307
Adjustments to reconcile net income to net cash
  (used in) provided by operations:
  Depreciation and amortization                             397             341
Net changes in operating assets and liabilities            (749)            309
                                                        -------         -------
Net cash (used in) provided by operations                  (307)            957
                                                        -------         -------
Investing activities:
Purchase of property, plant and equipment                  (114)           (370)
Capitalized software                                       (139)           (102)
                                                        -------         -------
Cash used in investing activities                          (253)           (472)

Financing activities:
Proceeds from equity private placement                    3,800              --
Proceeds from exercise of stock options                     821              10
                                                        -------         -------
Cash provided by financing activities                     4,621              10
                                                        -------         -------
Net increase in cash and cash equivalents                 4,061             495
Cash and cash equivalents at beginning of period          5,049           2,812
                                                        -------         -------
Cash and cash equivalents at end of period              $ 9,110         $ 3,307
                                                        =======         =======


See accompanying notes to financial statements.

                          CAM COMMERCE SOLUTIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BUSINESS DESCRIPTION

CAM Commerce Solutions Inc., (the Company), (formerly known as CAM Data Systems, Inc.) provides total commerce solutions for small to medium size, traditional as well as web retailers that are based on the Company's open architecture software products for managing inventory, point of sale, sales transaction processing and accounting. In addition to software, these solutions often include hardware, installation, training, service and consulting provided by the Company.

PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and six months ended March 31, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follows:

                                                    (All figures in thousands)

                                                         SIX MONTHS ENDED
                                                      ----------------------
                                                      MARCH 31      MARCH 31
                                                        2000          1999
                                                      --------      --------
(Increase) decrease in:
Accounts receivable                                    $ 539         $(516)
Inventories                                              (65)         (193)
Prepaid expenses and other assets                       (179)           25

Increase (decrease) in:
Accounts payable                                        (224)          177
Accrued compensation and related expenses               (495)           57
Customer deposits and deferred revenue                    28           376
Accrued liabilities and income taxes payables           (353)          383
                                                       -----         -----
Net changes in operating assets and liabilities        $(749)        $ 309
                                                       =====         =====

Income taxes paid during the six months ended March 31, 2000 and 1999 were $412,000 and $168,000, respectively. There was no interest expense paid in the first six months of 2000 or 1999.

                          CAM COMMERCE SOLUTIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The computation of basic and diluted earnings per share for the three and six month periods ended March 31, 2000 and March 31, 1999 are as follows:


                                                               THREE MONTHS ENDED
                                                             -----------------------
                                                             MARCH 31       MARCH 31
                                                               2000           1999
                                                             --------       --------
                                                                  (In thousands
                                                              except per share data)
NUMERATOR:
Net income (loss) numerator for basic and diluted net
   income (loss) per share                                   $  (175)        $  151
                                                             -------         ------
DENOMINATOR:
Weighted -average shares outstanding                           2,482          2,144
                                                             -------         ------
Denominator for basic net income (loss)
  per share - weighted-average shares                          2,482          2,144

Effect of dilutive securities:
Stock options                                                     --            271
                                                             -------         ------
Denominator for diluted net income (loss)
  per share - weighted-average shares and
  assumed conversions                                          2,482          2,415
                                                             -------         ------
Basic net income (loss) per share                            $  (.07)        $  .07
                                                             -------         ------
Diluted net income (loss) per share                          $  (.07)        $  .06
                                                             -------         ------

                                                                SIX MONTHS ENDED
                                                             ----------------------
                                                             MARCH 31      MARCH 31
                                                               2000          1999
                                                             --------      --------
NUMERATOR:
Net income, numerator for basic and diluted
  net income per share                                        $   45        $  307
                                                              ------        ------
DENOMINATOR:
Weighted -average shares outstanding                           2,396         2,141
                                                              ------        ------
Denominator for basic net income
  per share - weighted-average shares                          2,396         2,141

Effect of dilutive securities:
Stock options                                                    581           212
                                                              ------        ------
Denominator for diluted net income
  per share - weighted-average shares and
  assumed conversions                                          2,977         2,353
                                                              ------        ------
Basic net income per share                                    $  .02        $  .14
                                                              ------        ------
Diluted net income per share                                  $  .02        $  .13
                                                              ------        ------

                          CAM COMMERCE SOLUTIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

EQUITY PRIVATE PLACEMENT

In March 2000, the company closed an $8 million equity private placement with a group of institutional investors. The shares sold in the private placement were sold at a price of $16 per share, with registration rights that call for the shares to be registered within 90 days of the closing. The agreement on pricing for the private equity placement was based on a 60 day trailing average of the closing price of the Company's stock less 15% or $16 per share, whichever was greater at the time of the close. After expenses, net proceeds to the Company are expected to be approximately $7.6 million. Under the agreement, each purchaser of ten shares of common stock in the private placement will also receive "warrants" to purchase an additional seven shares at $24.9375 per share. If all warrants are exercised in the future, it will raise an additional $8.4 million for the Company. The Company received $4 million in funding upon the close while the remaining $4 million will be realized upon the completion of registration of the private placement shares. The proceeds will be used for general working capital requirements and to expand the Company's market share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          CAM COMMERCE SOLUTIONS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2000, AS COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 1999

                 SIX MONTHS ENDED MARCH 31, 2000, AS COMPARED TO
                         SIX MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

NET REVENUES for the three months ended March 31, 2000, decreased 16% to $5.3 million, consisting of a 19% decrease in system revenues, and a 3% decrease in service revenues compared to the three months ended March 31, 1999. Net revenues for the six months ended March 31, 2000, was flat at $11.9 million, consisting of a 1% decrease in system revenues, and a 4% increase in service revenues compared to the six months ended March 31, 1999. The decrease in system revenues was due to a relatively soft demand for the Company's products in comparison to the large amount of computer hardware upgrades that were sold in fiscal 1999 to prepare for the Year 2000. Service revenues increased due to higher consulting services revenue in 2000.

GROSS MARGIN for the three months and six months ended March 31, 2000, was 46%, compared to 41% for the three and six months ended March 31, 1999. Gross margin on system revenues increased to 45% and 46%, for the three months and six months ended March 31, 2000, compared to 39% for the three and six months ended March 31, 1999. Gross margin for service revenue was 46% for the three and six months ended March 31, 2000, compared to 50% and 49% for the three and six months ended March 31, 1999. The margin increase in system revenues was a result of a higher mix of software sales versus hardware sales which were higher in fiscal 1999 related to Year 2000 upgrade sales; software sales yield a higher gross margin. The decrease in gross margin for service revenue is related to the increase in labor costs due to the staffing of open positions for technical support personnel, and the expansion of the Retail Star technical support department to support the increased customer base of Retail Star.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three month period ended March 31, 2000, to 44%, compared to 34% for the three month period ended March 31, 1999. Selling, general and administrative expenses for the three months ended March 31, 2000, increased 9% to $2.3 million, from the three months ended March 31, 1999. Selling, general and administrative expenses expressed as a percentage of net revenues increased for the six month period ended March 31, 2000, to 40%, compared to 33% for the six month period ended March 31, 1999. Selling, general and administrative expenses for the six months ended March 31, 2000, increased 19% to $4.7 million, from the six months ended March 31, 1999. The increase was related to increases in marketing expense, payroll expense, and commission expense.

RESEARCH AND DEVELOPMENT EXPENSE increased 77% to $415,000 for the three month period ended March 31, 2000, from $235,000 for the same period in 1999. Research and development expense increased 64% to $795,000 for the six month period ended March 31, 2000, from $484,000 for the same period in 1999. The increase for the periods was attributed to an overall increase in Research and Development expenses in 2000 related to Retail Star and the development of new products, including the hiring of additional programmers related to the acquisition of the Cubig accounting software product.

INCOME TAXES, the estimated tax rate for the three and six months ended March 31, 2000 is 34%. The effective tax rate was 40% for the three and six months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $9.1 million on March 31, 2000, compared to $5 million on September 30, 1999. The Company used $300,000 for operations, expended $250,000 for fixed assets and capitalized software development, and received $4.6 million in proceeds from an equity private placement and the exercise of stock options during the six months ended March 31, 2000, compared to the generation of $960,000 from operations, and expended $470,000 for fixed assets and capitalized software development during the six months ended March 31, 1999.

The Company has no significant commitments for expenditures. Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, and funds raised from a Equity Private Placement, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

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

CAM COMMERCE SOLUTIONS, INC.

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

                                       CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: May 12, 2000                     By: /s/ Paul Caceres Jr.
                                       ----------------------------
                                               Paul Caceres Jr.
                                               Chief Financial and
                                               Accounting Officer

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER                DESCRIPTION
            -------               -----------

              27             Financial Data Schedule