Form 10-Q
period 2000-06-30
CAM COMMERCE SOLUTIONS INC
filed 2000-08-10
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended JUNE 30, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                     to
                                   -------------------     -----------------

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

As of June 30, 2000 there were 2,886,000 shares of common stock outstanding.

                          CAM COMMERCE SOLUTIONS, INC.

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I  Financial Information

Item 1  Condensed Financial Statements:

        o Condensed Balance Sheet at June 30, 2000 and
          September 30, 1999                                                 3

        o Condensed Statement of Income (Loss) for the three
          months ended June 30, 2000 and 1999                                4

        o Condensed Statement of Income (Loss) for the nine
          months ended June 30, 2000 and 1999                                5

        o Condensed Statement of Cash Flows for the
          nine months ended June 30, 2000 and 1999                           6

        o Notes to Condensed Financial Statements                          7-9

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        10-11

PART II Other Information                                                   12

        o Signature Page                                                    13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CAM COMMERCE SOLUTIONS, INC.

                           CONDENSED BALANCE SHEET
                     (In thousands except per share data)
                                 (UNAUDITED)

                                                      JUNE 30      SEPTEMBER 30
                                                        2000           1999
                                                      -------      ------------
ASSETS

Current assets:
  Cash and cash equivalents                           $10,678        $ 5,049
  Accounts receivable, net                              1,903          3,439
  Inventories                                             734            763
  Prepaid expenses                                        473             73
                                                      -------        -------
Total current assets                                   13,788          9,324

Property and equipment, net                               856          1,060
Intangible assets, net                                  1,871          1,297
Other assets                                              363            218
                                                      -------        -------
Total assets                                          $16,878        $11,899
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $   738        $ 1,644
  Accrued compensation and related expenses               633          1,110
  Customer deposits and deferred service revenue          697            899
  Income taxes payable                                     --            219
  Other accrued liabilities                               150            439
                                                      -------        -------
Total current liabilities                               2,218          4,311

Stockholders' equity:
Common stock, $.001 par value, 12,000 shares
   authorized, 2,886 shares issued and
   outstanding in 2000 (2,213 shares in 1999)               3              2
Paid-in capital                                        11,798          4,571
Retained earnings                                       2,859          3,015
                                                      -------        -------
Total stockholders' equity                             14,660          7,588
                                                      -------        -------
Total liabilities and stockholders' equity            $16,878        $11,899
                                                      =======        =======

See accompanying notes to financial statements.

                          CAM COMMERCE SOLUTIONS, INC.

                      CONDENSED STATEMENT OF INCOME (LOSS)
                      (In thousands except per share data)

                                                          (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                    -----------------------
                                                    JUNE 30         JUNE 30
                                                      2000            1999
                                                    -------         -------
REVENUES

   Net system revenues                              $ 3,868         $ 6,606
   Net service revenues                               1,093           1,173
                                                    -------         -------
Total net revenues                                    4,961           7,779

COSTS AND EXPENSES
   Costs of system revenues                           2,245           3,576
   Costs of service revenues                            619             639
                                                    -------         -------
Total costs of revenues                               2,864           4,215
Selling, general and administrative expenses          2,029           2,600
Research and development expense                        449             279
Interest income                                        (124)            (32)
                                                    -------         -------
Total costs and expenses                              5,218           7,062
                                                    -------         -------
Income (loss) before provision (benefit) for
  income taxes                                         (257)            717
Provision (benefit) for income taxes                    (56)            285
                                                    -------         -------
NET INCOME (LOSS)                                   $  (201)        $   432
                                                    =======         =======

Basic net income (loss) per share                   $  (.07)        $   .20
                                                    =======         =======

Diluted net income (loss) per share                 $  (.07)        $   .17
                                                    =======         =======

Shares used in computing basic
  net income (loss) per share                         2,733           2,157

Shares used in computing
  Diluted net income (loss) per share                 2,733           2,522

See accompanying notes to financial statements.

                          CAM COMMERCE SOLUTIONS, INC.

                      CONDENSED STATEMENT OF INCOME (LOSS)
                      (In thousands except per share data)

                                                           (UNAUDITED)
                                                        NINE MONTHS ENDED
                                                    -------------------------
                                                    JUNE 30          JUNE 30
                                                      2000             1999
                                                    --------         --------
REVENUES

   Net system revenues                              $ 13,495         $ 16,203
   Net service revenues                                3,395            3,499
                                                    --------         --------
Total net revenues                                    16,890           19,702

COSTS AND EXPENSES
   Costs of system revenues                            7,448            9,451
   Costs of service revenues                           1,851            1,774
                                                    --------         --------
Total costs of revenues                                9,299           11,225
Selling, general and administrative expenses           6,740            6,548
Research and development expense                       1,265              787
Interest income                                         (225)             (86)
                                                    --------         --------
Total costs and expenses                              17,079           18,474
                                                    --------         --------

Income (loss) before provision (benefit) for
  income taxes                                          (189)           1,228
Provision (benefit) for income taxes                     (33)             490
                                                    --------         --------
NET INCOME (LOSS)                                   $   (156)        $    738
                                                    ========         ========
Basic net income (loss) per share                   $   (.06)        $    .34
                                                    ========         ========
Diluted net income (loss) per share                 $   (.06)        $    .30
                                                    ========         ========
Shares used in computing basic
  net income (loss) per share                          2,508            2,147

Shares used in computing
  Diluted net income (loss) per share                  2,508            2,415

See accompanying notes to financial statements.

                          CAM COMMERCE SOLUTIONS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                           (All figures in thousands)

                                                                (UNAUDITED)
                                                             NINE MONTHS ENDED
                                                         -------------------------
                                                          JUNE 30         JUNE 30
                                                            2000            1999
                                                         --------         --------
OPERATING ACTIVITIES:

Net income (loss)                                        $   (156)        $   738

Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operations:
  Depreciation and amortization                               608             544
  Provision for doubtful accounts                             (80)             75
  Net changes in operating assets and liabilities            (981)            614
                                                         --------         -------
Net cash (used in) provided by operations                    (609)          1,971
                                                         --------         -------
Investing activities:
  Purchase of property, plant and equipment                  (208)           (503)
  Capitalized software                                       (178)           (296)
                                                         --------         -------
Cash used in investing activities                            (386)           (799)

Financing activities:
  Proceeds from equity private placement                    5,675              --
  Proceeds from exercise of stock options                     949              97
                                                         --------         -------
Cash provided by financing activities                       6,624              97
                                                         --------         -------
Net increase in cash and cash equivalents                   5,629           1,269
Cash and cash equivalents at beginning of period            5,049           2,812
                                                         --------         -------
Cash and cash equivalents at end of period               $ 10,678         $ 4,081
                                                         ========         =======

See accompanying notes to financial statements.

                          CAM COMMERCE SOLUTIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and nine months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 1999.

INVENTORIES

Inventories are stated at the lower of cost determined on a first-in, first-out basis, or net realizable value, and are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company's products.

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follow:

                                                      (All figures in thousands)

                                                          NINE MONTHS ENDED
                                                       -----------------------
                                                       JUNE 30        JUNE 30
                                                         2000          1999
                                                       -------        -------
(Increase) decrease in:
  Accounts receivable                                  $ 1,616         $(580)
  Inventories                                               29          (188)
  Prepaid expenses and other assets                       (533)           31

Increase (decrease) in:
  Accounts payable                                        (906)          400
  Accrued compensation and related expenses               (477)          383
  Customer deposits and deferred revenue                  (202)          403
  Accrued liabilities and income taxes payables           (508)          165
                                                       -------         -----
Net changes in operating assets and liabilities        $  (981)        $ 614
                                                       =======         =====

Income taxes paid during the nine months ended June 30, 2000 and 1999 were $421,000 and $400,000, respectively. There was no interest expense paid in the first nine months of 2000 or 1999.

                          CAM COMMERCE SOLUTIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NET INCOME (LOSS) PER SHARE

Diluted earnings per share include dilutive effects of options, warrants, and convertible securities, while basic earnings per share do not. The computation of basic and diluted net income (loss) per share for the three and nine month periods ended June 30, 2000 and June 30, 1999 are as follows:

                                                  (In thousands except
                                                     per share data)

                                                   THREE MONTHS ENDED
                                                 ----------------------
                                                 JUNE 30        JUNE 30
                                                   2000           1999
                                                 -------         ------
NUMERATOR:

Net income (loss) numerator for basic and
  diluted net income (loss) per share            $  (201)        $  432
                                                 -------         ------
DENOMINATOR:

Weighted -average shares outstanding               2,733          2,157
                                                 -------         ------
Denominator for basic net income (loss)
  per share - weighted-average shares              2,733          2,157

Effect of dilutive securities:
Stock options                                         --            365
                                                 -------         ------
Denominator for diluted net income (loss)
  per share - weighted-average shares and
  assumed conversions                              2,733          2,522
                                                 -------         ------
Basic net income (loss) per share                $  (.07)        $  .20
                                                 -------         ------
Diluted net income (loss) per share              $  (.07)        $  .17
                                                 =======         ======


                                                    NINE MONTHS ENDED
                                                 ----------------------
                                                 JUNE 30        JUNE 30
                                                   2000           1999
                                                 -------         ------
NUMERATOR:

Net income (loss) numerator for basic
  and diluted net income (loss) per share        $  (156)        $  738
                                                 -------         ------
DENOMINATOR:

Weighted-average shares outstanding                2,508          2,147
                                                 -------         ------
Denominator for basic net income (loss)
  per share - weighted-average shares              2,508          2,147

Effect of dilutive securities:
Stock options                                         --            268
                                                 -------         ------
Denominator for diluted net income (loss)
  per share - weighted-average shares and
  assumed conversions                              2,508          2,415
                                                 -------         ------
Basic net income (loss) per share                $  (.06)        $  .34
                                                 -------         ------
Diluted net income (loss) per share              $  (.06)        $  .30
                                                 =======         ======

                          CAM COMMERCE SOLUTIONS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

EQUITY PRIVATE PLACEMENT

In March 2000, the Company closed an $8 million equity private placement with a group of institutional investors. The shares sold in the private placement were sold at a price of $16 per share, with registration rights that call for the shares to be registered within 90 days of the closing. The agreement on pricing for the private equity placement was based on a 60-day trailing average of the closing price of the Company's stock less 15% or $16 per share, whichever was greater at the time of the close. After expenses, net proceeds to the Company are expected to be approximately $7.6 million. Under the agreement, each purchaser of ten shares of common stock in the private placement will also receive "warrants" to purchase an additional seven shares at an average price of $16.6875 per share. If all warrants are exercised in the future, it will raise an additional $5.8 million for the Company. The Company received $4 million in funding upon the close and an additional $2 million in the quarter ended June 30, 2000. The remaining $2 million was received subsequent to June 30, 2000. The proceeds will be used for general working capital requirements and to expand the Company's market share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          CAM COMMERCE SOLUTIONS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED JUNE 30, 2000, AS COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1999

                 NINE MONTHS ENDED JUNE 30, 2000, AS COMPARED TO
                         NINE MONTHS ENDED JUNE 30, 1999


RESULTS OF OPERATIONS

NET REVENUES for the three months ended June 30, 2000, decreased 36% to $5 million, consisting of a 41% decrease in system revenues, and a 7% decrease in service revenues compared to the three months ended June 30, 1999. Net revenues for the nine months ended June 30, 2000, decreased 14% to $16.9 million, consisting of a 17% decrease in system revenues, and a 3% decrease in service revenues compared to the nine months ended June 30, 1999. The decrease in system revenues was due to a relatively soft demand for the Company's products in comparison to the large amount of computer hardware upgrades that were sold in fiscal 1999 to prepare for the Year 2000. Service revenues decreased due to a small portion of the Company's customer base canceling service after the Year 2000 and the closure of one of the Company's hardware service divisions.

GROSS MARGIN for the three months ended June 30, 2000, was 42% compared to 46% for the three months ended June 30, 1999. Gross margin on system revenues decreased to 42% due to more customer discounts given in 2000 as compared to 1999. Gross margin for the nine months ended June 30, 2000, was 45% compared to 43% for the nine months ended June 30, 1999. The increase in margin for the nine months ended June 30, 2000, was a result of changes in the mix of hardware sales versus software sales. Software sales yield a higher gross margin. Gross margin for service revenue was 43% and 45% for the three months and nine months ended June 30, 2000, compared to 46% and 49% for the three months and nine months ended June 30, 1999. The decrease in gross margin for service revenue is related to the increase in labor costs due to the expansion of the Retail Star technical support department to support the increased customer base of Retail Star.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three-month period ended June 30, 2000, to 41%, compared to 33% for the three-month period ended June 30, 1999. Selling, general and administrative expenses for the three months ended June 30, 2000, totaled $2 million as compared to $2.6 million for the three months ended June 30, 1999. The decrease was a related to decreases in commissions and bad debt expense. Selling, general and administrative expenses expressed as a percentage of net revenues increased for the nine-month period ended June 30, 2000, to 40%, compared to 33% for the nine-month period ended June 30, 1999. Selling, general and administrative expenses for the nine months ended June 30, 2000, increased 3% to $6.7 million from the nine months ended June 30, 1999. The increase was related to increases in marketing expense, trade show expense, payroll expense, and overall public company costs.

RESEARCH AND DEVELOPMENT EXPENSE increased 61% to $449,000 for the three-month period ended June 30, 2000, from $279,000 for the same period in 1999. Research and development expense increased 61% to $1,265,000 for the nine-month period ended June 30, 2000, from $787,000 for the same period in 1999. The increase for the periods was attributed to an overall increase in research and development expenses in 2000 related to Retail Star and the development of new products, including the hiring of additional programmers related to the acquisition of the Cubig accounting software product.

INCOME TAXES, the estimated tax benefit rates for the three and nine months ended June 30, 2000 are 22% and 17%, respectively. The effective tax rate was 40% for the three and nine months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $10.7 million on June 30, 2000, compared to $5 million on September 30, 1999. The Company used $609,000 for operations, expended $386,000 for fixed assets and capitalized software development, and received $6.6 million in proceeds from an equity private placement and the exercise of stock options during the nine months ended June 30, 2000, compared to the generation of $2 million from operations, and expended $799,000 for fixed assets and capitalized software development during the nine months ended June 30, 1999.

The Company has no significant commitments for expenditures. Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, and funds raised from an Equity Private Placement, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on the Company's operations.

YEAR 2000 COMPLIANCE

The Company developed a plan to modify its information technology to recognize the year 2000, and has converted the critical data processing systems. This project was completed for a cost of $30,000. This figure included internal costs, but excluded the costs to upgrade and replace systems in the normal course of business. There have been no adverse effects on the Company from any Year 2000 compliance related issues, nor are any anticipated in the future.

This Item II section contains certain forward looking statements regarding the Company, its business, liquidity, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, liquidity, prospects and results of operations to differ materially from those that may be anticipated by such forward looking statements. All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future revenue and expense levels, and capital requirements, and the Company's ability to generate cash from operations, are forward looking statements based on current expectations. No assurances can be given that events or results mentioned in any such forward looking statements would in fact occur. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission.

CAM COMMERCE SOLUTIONS, INC.

PART II - OTHER INFORMATION

Items 1 - 5                Not Applicable

Item 6                     Exhibits and Reports on Form 8-K

(A) Exhibits:              Exhibit 27 -- Financial Data Schedule

(B) Reports on Form 8-K    Report dated March 27, 2000 for Equity Private
                           Placement filed with the Securities and Exchange
                           Commission on April 11, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: August 10, 2000                  By /s/ Paul Caceres Jr.
                                          --------------------------------------
                                              Paul Caceres Jr.
                                              Chief Financial and
                                              Accounting Officer

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER                DESCRIPTION
            -------               -----------

              27            Financial Data Schedule