Form 10-K
period 2000-09-30
CAM COMMERCE SOLUTIONS INC
filed 2000-12-21
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: __________ to __________

                        Commission file number: 0-16569

                          CAM COMMERCE SOLUTIONS, INC.
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

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 8, 2000 was approximately $9,540,000. As of December 8, 2000, there were outstanding 3,018,000 shares of common stock of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE.

        Part II Annual Report to Stockholders for fiscal year ended September 30, 2000

                                     PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

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

THE COMPANY

CAM Commerce Solutions, Inc. (the "Company") was incorporated in California in 1983, and reincorporated in Delaware in 1987. The Company's principal business is to provide total commerce solutions for small to medium size, traditional retailers and web retailers. These solutions are based on the Company's open architecture software products for managing inventory, point of sale, sales transaction processing and accounting. In addition to software, these solutions often include hardware, installation, training, service and consulting provided by the Company. Sales, service, research, and development are located in California and Nevada, while the Company's customers are located throughout the United States.

MICROBIZ ACQUISITION

In August 2000, the Company acquired all of the outstanding shares of stock of MicroBiz Corporation ("MicroBiz") for $1.8 million. MicroBiz, located in Mahwah, New Jersey, is a leading provider of Windows based point of sale and inventory management systems for single store retailers. The acquisition expanded the Company's customer base by approximately 6,000 customers. The MicroBiz acquisition was accounted for under the purchase method of accounting, and MicroBiz is being operated as a wholly owned subsidiary of the Company.

THE SYSTEMS

The Company offers four turn key systems:

        (1) THE CAM SYSTEM -- designed for hard goods retailers whose inventory is re-orderable in nature.

        (2) THE PROFIT$ SYSTEM -- designed for apparel and shoe retailers whose inventory is seasonable in nature, and color and size oriented.

        (3) THE RETAIL STAR SYSTEM -- a Windows-based system designed to incorporate multiple functions of both the CAM and Profit$ systems.

        (4) THE MICROBIZ SYSTEM -- a Windows-based system designed for single store hard goods retailers that are generally smaller in size than customers that utilize the CAM System.

Each of the Company's systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by hour, day and/or month. In addition, the Company's systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (cost, average cost and retail) and other reports. The systems can also provide accounting functions including accounts receivable, accounts payable, and general ledger.

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

The Company's software is derived from software originally designed and subsequently licensed to (or acquired by) the Company by Retail Solutions, Inc., for the CAM system, by MicroStrategies, Inc., for the Profit$ system, by Teamsoft, Inc. for the Retail Star system, by MicroBiz Inc. for the MicroBiz system. The

Company continues to make modifications and enhancements to the software.

The Company provides an entire system to each customer on a "turn key" basis, in that the Company provides all of the hardware and the software as well as the installation of a system on the customer's premises. All systems, except the MicroBiz system, are capable of handling multiple stores for a given customer. In a multiple-store system, the Company typically installs a computer network. The server computer at each store communicates with the server computer at the customer's main office. The main server computer compiles all information from the other locations for processing and reporting.

INVENTORY MANAGEMENT

The Company believes that inventory control is the most important and time consuming task facing the management of retail stores. Each of the Company's systems were designed to address the retailer's need for simpler and yet more accurate means of controlling a large and diverse inventory. All inventory information, once entered into the system, is updated for each sale that is transmitted from the point of sale station to the main computer. The systems are able to provide for the following managerial reports:

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

ACCOUNTING MANAGEMENT

The CAM System is capable of performing accounting functions through the M.A.S. 90(R) accounting software available from the Company.

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

MARKETING

DIRECT SALES

The Company markets its systems primarily through the Company's direct sales force consisting of thirty-four salespersons and sales associates, all of whom work exclusively for the Company. The Company's marketing efforts extend nationwide with offices in the states of California, Nevada, Oregon, Washington, Colorado, Georgia, Minnesota, Florida, Missouri, Massachusetts and New Jersey. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by the Company to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, the Company is generally able to install an entire system within four to eight weeks. The Company is paid directly by the customer or by third-party leasing companies. Compensation for salespeople is based on a percentage of gross profit for each system sold.

BROCHURES, TRADE SHOWS, AND ADVERTISING MEDIA

The Company markets its systems by advertising in trade journals, the World Wide Web, and other print media targeted at retail businesses, by attending industry specific trade shows, by using sales promotional videos, and by direct mail advertising.

SOURCES OF SUPPLY

The computer hardware, which makes up the Company's systems, consists primarily of standard components purchased by the Company from outside distributors and includes products such as Intel-based personal computers, Okidata (printers), Symbol Technologies (hand-held laser scanners and portable data terminals), Wyse (terminals), Ithaca (40-column printers), and U.S. Robotics (modems). For most computer hardware components, the Company has more than one source of supply.

BACKLOG

The Company purchases component hardware for its systems based upon system purchase orders and its forecast of demand for its products. Orders from customers are usually shipped by the Company pursuant to an agreed upon schedule. However, orders may be canceled or rescheduled by the customer with a minimal penalty. For this reason, management believes such backlog information is not indicative of the Company's future sales or business trends and is subject to fluctuation. As of December 5, 2000, backlog was approximately $1,031,000 as compared to $1,682,000 on November 29, 1999. Backlog is based upon purchase orders placed with the Company which the Company believes are firm orders.

COMPETITION

The industry in which the Company operates is highly competitive. The Company competes with suppliers dedicated to one type of business and suppliers of software that provide functions similar to the Company's software. Most competitors sell their products through independent dealers on a regional basis. The Company sells on a direct sales basis.

The Company competes on the basis of the capabilities and features of its systems. It believes the introduction of the Windows-based Retail Star software product gives it a competitive advantage because most of the Company's competitors are still selling DOS-based software products. The Company considers its systems to have greater capabilities for the small and medium size retailers than suppliers of other systems. Included among such capabilities are ongoing software enhancement, and a service organization in place to support the customer after the initial sale.

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

PATENTS AND TRADEMARKS

The Company has federal trademark registrations pending for the following two trademarks: Retail Star, Retail Ice, Retail America, I.Star and X-charge. The Company relies on a combination of trade secrets, copyright laws, and technical measures to protect its rights to its proprietary software. The software included in a system is not accessible by customers for purposes of revisions or copying, as the Company does not release the software source code to customers. The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The Company believes that most of the technology used in the design and manufacture of most of the Company's products is generally known and available to others. Consequently, there are no assurances that others will not develop, market and sell products substantially equivalent to the Company's products, or utilize technologies similar to those used by the Company. Although the Company believes that its products do not infringe on any third party's patents, there is no assurance that the Company will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and there is no assurance that the Company will have the necessary financial resources to defend or prosecute its rights in connection with any litigation. Responding to, defending or bringing claims related to the Company's rights to its intellectual property may require the Company's management to redirect its resources to address these claims, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company spent approximately $2,035,000, $1,606,000, and $1,460,000 on software development, including amounts capitalized during the years ended September 30, 2000, 1999, and 1998, respectively. The Company anticipates that it will continue to incur software development costs in connection with enhancements and improvements of its software and the development of new products. These activities may require an increase in the Company's programming and technical staff.

EMPLOYEES

As of September 30, 2000, the Company had 194 full time employees, including 15 employed in finance and administration, 33 in programming and testing, 49 in sales and marketing, 23 in installation, 54 in service and support, 14 in operations and 6 in consulting.

None of the Company's employees are represented by a labor union and the Company believes that it enjoys harmonious relationships with its employees.

ENVIRONMENTAL REGULATIONS

There has been no material effect on the Company from compliance with environmental regulations.

ITEM 2. PROPERTIES
--------------------------------------------------------------------------------

The Company currently leases approximately 22,000 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring January 1, 2002, at an average annual rent of approximately $192,000. This facility houses the Company's executive and administrative offices, service and support staff, system integration, and inventory warehouse.

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

                                     PART II

PURSUANT TO GENERAL INSTRUCTION G(2), ITEMS 5, 6, 7, AND 8 HAVE BEEN OMITTED SINCE THE REQUIRED INFORMATION IS CONTAINED IN THE COMPANY'S 2000 ANNUAL REPORT TO STOCKHOLDERS PURSUANT TO RULE 14A-3(b), WHICH IS INCORPORATED HEREIN BY REFERENCE BELOW.

----------------------------------------------------------------------------------------
FORM 10-K                                      ANNUAL REPORT TO STOCKHOLDERS
----------------------------------------------------------------------------------------
ITEM 5: MARKET FOR REGISTRANT'S COMMON         PAGE 16: STOCK AND DIVIDEND DATA
EQUITY AND RELATED STOCKHOLDER'S MATTERS


ITEM 6: SELECTED FINANCIAL DATA                PAGE 17: SELECTED FINANCIAL DATA SEE NOTE
                                               (A) BELOW


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS   PAGES 4-5: MANAGEMENT'S DISCUSSION AND
OF FINANCIAL CONDITION AND RESULTS OF          ANALYSIS OF FINANCIAL CONDITION AND
OPERATIONS                                     RESULTS OF OPERATIONS


ITEM 8: FINANCIAL STATEMENTS AND               SEE BELOW
SUPPLEMENTARY DATA
----------------------------------------------------------------------------------------

Note (A) The selected financial data incorporated herein by reference to the Company's 2000 Annual Report to Stockholders as of September 30, 2000 and 1999 and for each of the years in the three-year period ended September 30, 2000, have been derived from the Company's audited financial statements included elsewhere in this report by reference. The selected financial data as of September 30, 1998 and for the years ended September 30, 1997 and 1996 have been derived from audited financial statements of the Company not included herein. The data is qualified in its entirety by reference to, and should be read in conjunction with, the Company's financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report by reference.

Information for Item 8 is included in the Company's consolidated financial statements as of September 30, 2000 and 1999, and for each of the years in the three-year period ended September 30, 2000, and the Company's unaudited quarterly financial data for the two years ended September 30, 2000 and 1999, on pages 6 through 15 and page 17, respectively, of the Company's 2000 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 16 of the Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------


INTEREST RATE RISK

At September 30, 2000 and 1999, the Company's cash equivalents and short-term investments included approximately $10,444,000 and $5,049,000, respectively. Since the Company typically does not purchase fixed-income securities, its cash equivalents are not subject to significant interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
As of September 30, 2000, the executive officers and directors of the Company and their ages are as follows:

--------------------------------------------------------------------------------
NAME                         AGE         POSITION WITH THE COMPANY
--------------------------------------------------------------------------------
Geoffrey D. Knapp            42          Chief Executive Officer,
                                         Chairman of the Board, and Secretary


David A. Frosh               42          President and Director


Paul Caceres, Jr.            40          Chief Financial Officer
                                         and Chief Accounting Officer


Walter W. Straub             57          Director


Corley Phillips              46          Director

Scott Broomfield             43          Director
--------------------------------------------------------------------------------

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

Paul Caceres, Jr. has been the Chief Financial Officer and Chief Accounting Officer of the Company since September 1987. From 1982 to 1987, Mr. Caceres worked in Public Accounting and was employed by Arthur Young & Company, the predecessor to Ernst & Young LLP, as an Audit Senior and in 1987, was promoted to Audit Manager. Mr. Caceres is a Certified Public Accountant, licensed in the state of California. He received a bachelor's degree in business administration from the University of Southern California in 1982.

Walter W. Straub has been a Director of the Company since May 1989. From October 1983 to the present he has also served as the President, Chief Executive and Director or Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub received a bachelor's degree in electrical engineering in 1965 and a master's degree in finance in 1970 from Drexel University.

Corley Phillips joined the Company as Director in September 1996. Mr. Phillips is an independent investor. From 1996 to 1997, Mr. Phillips served as President, CEO and Director for Telephone Response Technologies, a Roseville, California-based developer of computer technology software. From 1995 to 1996, Mr. Phillips served as Vice President of marketing and product support for State of The Art, an accounting software company based in Irvine, California. From 1990 to 1994, Mr. Phillips served as President and CEO of Manzanita Software Systems, a developer of Windows-based accounting software.

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

Scott Broomfield joined the Company as Director in March 1999. Since, 1997, Mr. Broomfield has been the Chief Executive and a Director of Centura Software, Inc., a public company engaged in the business of providing a suite of products usable by application developers to build and deploy component based distributed business applications. From February 1993 to December 1997, Mr. Broomfield was a principal with the firm of Hickey & Hill Incorporated "Hicky & Hill". In this capacity, Mr. Broomfield assisted companies with executive management, strategy, operational and financial consulting, business planning and business development. Prior to joining Hicky & Hill, Mr. Broomfield held senior management positions at Trilogy Systems, Inc., and Digital Equipment Corporation. Mr. Broomfield has a bachelor's degree in psychology from Azusa Pacific University and master's degree in business administration from Santa Clara University.

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

ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The following table sets forth information concerning compensation paid by the Company for services rendered to the Company during fiscal year ended September 30, 2000, and the prior two fiscal years, to the Company's Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000 (each "Named Executive Officer"):


----------------------------------------------------------------------------------------------------------
                                        SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------
                    ANNUAL COMPENSATION                           LONG-TERM
                                                                COMPENSATION
----------------------------------------------------------------------------------------------------------
                                                                   AWARDS
----------------------------------------------------------------------------------------------------------
                                                                                 SECURITIES
NAME AND                                                                         UNDERLYING       (2)
PRINCIPAL                                          (1)          OTHER ANNUAL      OPTIONS/      ALL OTHER
POSITION              YEAR        SALARY          BONUS         COMPENSATION      SARS(#)     COMPENSATION
----------------------------------------------------------------------------------------------------------
Geoffrey Knapp        2000       $242,000       $     --             --              0          $  8,000
Chairman of the       1999       $223,000       $140,000             --              0          $  9,000
Board and CEO         1998       $209,000       $     --             --              0          $  8,000
----------------------------------------------------------------------------------------------------------
David Frosh           2000       $143,000       $     --             --              0          $     --
President             1999       $134,000       $109,000             --              0          $     --
                      1998       $129,000       $     --             --              0          $     --
----------------------------------------------------------------------------------------------------------
Paul Caceres Jr       2000       $141,000       $     --             --              0          $  4,000
CFO and CAO           1999       $137,000       $ 62,000             --              0          $  5,000
                      1998       $132,000       $     --             --              0          $  5,000
----------------------------------------------------------------------------------------------------------


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

STOCK OPTIONS GRANTED AND EXERCISED DURING 2000



------------------------------------------------------------------------------------------------------------------------
                                 OPTION GRANTS IN FISCAL YEAR 2000 -- INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------
                        NUMBER OF                                                                 POTENTIAL REALIZABLE
                         SHARES             % OF TOTAL                                              VALUE AT ASSUMED
                       UNDERLYING             OPTIONS           EXERCISE                          ANNUAL RATES OF STOCK
                         OPTIONS            GRANTED TO          OR BASE                           PRICE APPRECIATION FOR
                         GRANTED             EMPLOYEES           PRICE         EXPIRATION             OPTION TERM
NAME                    NUMBER(1)             IN 2000          ($/SHARE)          DATE                 5%($)/10%($)
------------------------------------------------------------------------------------------------------------------------
Geoffrey Knapp            50,000                14%            $    5.912        8/2/10            $186,000/$471,000
------------------------------------------------------------------------------------------------------------------------
David Frosh               30,000                 8%            $    5.375        8/2/10            $101,000/$257,000
------------------------------------------------------------------------------------------------------------------------
Paul Caceres              15,000                 4%            $    5.375        8/2/10            $51,000/$128,000
------------------------------------------------------------------------------------------------------------------------

(1)     Options granted in fiscal 2000 vest over a four year period.

(2)     The exercise price was equal to the market price on the date of grant.

The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.


----------------------------------------------------------------------------------------------------------------
                     AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES
----------------------------------------------------------------------------------------------------------------
                                                                                       VALUE OF UNEXERCISED IN-
                         SHARES                           NUMBER OF UNEXERCISED          THE-MONEY OPTIONS AT
                       ACQUIRED ON      VALUE(1)        OPTIONS AT SEPT. 30, 2000           SEPT. 30, 2000
NAME                    EXERCISE        REALIZED        EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------
Geoff Knapp                  --              --               79,000/1,000                  $204,000/$1,000
----------------------------------------------------------------------------------------------------------------
David Frosh              40,000         672,000               44,000/--                     $107,000/$   --
----------------------------------------------------------------------------------------------------------------
Paul Caceres             30,000         516,000               25,000/1,000                  $55,000/$1,000
----------------------------------------------------------------------------------------------------------------

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

The committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 2000, the compensation for the Chief Executive Officer and the other executive officers was comparable to other Chief Executive Officers and executive offices of middle market companies in related industries.

Mr. Knapp, a member of the Committee, is also an executive officer of the Company. However, Mr. Knapp abstained from any considerations with respect to any decision directly affecting his compensation.

        COMPENSATION COMMITTEE

        WALTER STRAUB, SCOTT BROOMFIELD, AND GEOFFREY D. KNAPP
        DECEMBER 1, 2000

1993 STOCK OPTION PLAN

In April 1993, the shareholders of the Company approved the Company's 1993 Stock Option Plan (the "1993 Plan") under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 1,200,000 shares of the Company's common stock. The Plan has a term of ten years. There have been 1,174,000 options granted under the 1993 Plan as of September 30, 2000.

2000 STOCK OPTION PLAN

In April 2000, the Board of Directors of the Company approved the Company's 2000 Stock Option Plan (the "2000 Plan") under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 500,000 shares of the Company's common stock. The Plan term is unlimited in duration. There have been 154,000 options granted under the 2000 Plan as of September 30, 2000.

401-K PLAN

In July 1991, the Company adopted a contributory profit-sharing plan under
Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. The Company's contributions are at the discretion of the board of directors. There was no Company contribution for the fiscal year ended September 30, 2000.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total returns for the Company, the Nasdaq Composite Stock Market Index and the Nasdaq Retail Trade Stock Index, during the period commencing on September 30, 1995 and ending on September 30 2000. The comparison assumes $100 was invested on September 30, 1995 in each of the Common stock, the Nasdaq Stock Market Composite Index, and the Nasdaq Retail Trade Stock Index and assumes the reinvestment of all dividends, if any.

                              [PERFORMANCE GRAPH]

                                    SUMMARY

CAM Commerce Solutions
PLOT POINTS FOR GRAPH:            1995      1996      1997      1998      1999      2000
                                  ----      ----      ----      ----      ----      ----
NASDAQ STOCK MARKET                100       119       163       165       270       359
NASDAQ RETAIL TRADE STOCKS         100       120       137       117       140       104
CAM COMMERCE SOLUTIONS STOCK       100       128        79        95       286       138


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of September 30, 2000, certain information regarding ownership of the Company's Common Stock by (i) each person that the Company knows is the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company who owns Common Stock and (iii) all directors and officers as a group.


---------------------------------------------------------------------------------------------------------------
                                                                        SHARES BENEFICIALLY OWNED
---------------------------------------------------------------------------------------------------------------
                          NAME AND ADDRESS OF                AMOUNT & NATURE OF
TITLE OF CLASS            BENEFICIAL OWNER                  BENEFICIAL OWNER(8)         PERCENTAGE OF CLASS(9)
---------------------------------------------------------------------------------------------------------------
Common Stock              Geoffrey D. Knapp(1)                 379,000(2)                       11.2%
---------------------------------------------------------------------------------------------------------------
Common Stock              Paul Caceres Jr.(1)                   40,000(3)                        1.2%
---------------------------------------------------------------------------------------------------------------
Common Stock              Walter W. Straub(1)                   99,000(4)                        2.9%
---------------------------------------------------------------------------------------------------------------
Common Stock              David Frosh(1)                        82,000(5)                        2.4%
---------------------------------------------------------------------------------------------------------------
Common Stock              Corley Phillips(1)                    41,000(6)                        1.2%
---------------------------------------------------------------------------------------------------------------
Common Stock              Scott Broomfield(1)                   15,000(7)                        0.6%
---------------------------------------------------------------------------------------------------------------
Common Stock              All Directors and
                          Officers as a Group
                          (of 6 persons)(1)                    656,000                          19.5%
---------------------------------------------------------------------------------------------------------------


(1) The address of each beneficial owner is in care of CAM Commerce Solutions, Inc., 17520 Newhope Street, Fountain Valley, California 92708.

(2) Includes (i) an aggregate of 3,100 shares of Common Stock held in trust for three daughters of Mr. Geoffrey Knapp over which he has shared voting power (ii) options to purchase an aggregate of

        10,000 shares until the sooner of October 12, 2002, or twelve months after ceasing to serve as a director at a price of $2.34 per share.
        (iii) options to purchase an aggregate of 50,000 shares until the sooner of October 20, 2003 or twelve months after ceasing to serve as a director at a price of $1.93 per share (iv) options to purchase an aggregate of 20,000 shares until the sooner of December 16, 2006 or twelve months after ceasing to serve as a director at a price of $3.75 per share (v) options to purchase an aggregate of 50,000 shares until the sooner of August 2, 2010 or twelve months after ceasing to serve as a director at a price of $5.91 per share.

(3) Includes options to purchase (i) an aggregate of 15,000 shares of Common Stock until January 3, 2004, at a price of $2.13 per share (ii) options to purchase an aggregate of 10,000 shares until December 16, 2006, at a price of $3.75 per share (iii) options to purchase an aggregate of 15,000 shares until August 2, 2010, at a price of $5.37 per share.

(4) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share (ii) an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.38 per share (iii) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share (iv) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (v) an aggregate of 4,400 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (vi) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share (vii) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share (viii) an aggregate of 7,500 shares until the sooner of August 2, 2010, or twelve months after ceasing to serve at a director at a price of $5.38 per share.

(5) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $5.50 per share (ii) an aggregate of 40,000 shares until June 10, 2006, at a price of $2.50 per share (iii) an aggregate of 4,400 shares until the sooner of May 8, 2007 or twelve months after ceasing to serve as a director, at a price of $3.38 per share (iv) an aggregate of 30,000 shares until August 2, 2010, at a price of $5.38 per share.

(6) Includes options to purchase (i) an aggregate of 5,000 shares until the sooner of September 23, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share (ii) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (iii) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share (iv) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share (v) an aggregate of 7,500 shares until the sooner of August 2, 2010, or twelve months after ceasing to serve at a director at a price of $5.38 per share.

(7) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share (ii) an aggregate of 360 shares until the sooner of April 22, 2009, or twelve months after ceasing to serve as a director at a price of $5.25 per share (iii) an aggregate of 7,500 shares until the sooner of August 2, 2010, or twelve months after ceasing to serve at a director at a price of $5.38 per share.

(8) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from the date hereof, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

During the fiscal year ended September 30, 2000, the Company granted non-qualified options to certain employees and directors to purchase an aggregate of 356,000 shares of Common Stock of the Company at a price ranging from $5.37 to $15 per share expiring ten years from the date of grant. The Company leases a building from an officer of the Company. The Company paid $136,000 in lease payments to the officer during the fiscal year ended September 30, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS OF FORM 8-K
--------------------------------------------------------------------------------


(a) 1. CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements required to be filed hereunder are listed on page 6 hereof. See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

(a) 2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of the Company is included on the page hereof indicated below:

                                                                        Page
                                                                        ----

Schedule II -- Valuation and Qualifying Accounts                         21

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) 3. OTHER EXHIBITS

3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 -- SEC File No. 0-16569).

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement filed July 13, 1987 -- SEC File
      No. 33-15821-LA).

10(a) Company's Lease for premises at Fountain Valley, California (incorporated by reference to Exhibit 10(b) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 -- SEC File No. 0-16569).

10(b) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form
      S-8 Registration Statement filed on June 21, 1993).

10(c) Individual Option Agreements (incorporated by reference to the exhibits on Form S-3 SEC File No. 33-57564 Registration Statement filed on June 17,
      1993).

10(d) Extension to Company's Lease for premises at Fountain Valley, California
      (incorporated by reference to Exhibit 10(i) to the 1993 Annual Report on Form 10-K filed on December 27, 1993 -- SEC File No. 0-16569).

10(e) Employment Agreement, and Change in Control Agreements for Geoffrey D.
      Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10(h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(f) Employment Agreement, and Change in Control Agreements for Paul Caceres
      Jr., dated January 1, 1996, (incorporated by reference to Exhibits 10(j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(g) Amendment to Line of Credit Agreement, dated February 8, 2000, with
      Silicon Valley Bank.

10(h) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(i) 2000 Nonstatutory Stock Option Plan

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2000.

21    Listing of Subsidiaries

23    Consent of Independent Auditors.

27    Financial Data Schedule for the Period Ended September 30, 2000.

(b) REPORTS ON FORM 8-K

Reports on Form 8-K that have been filed during the last quarter of the year ended September 30, 2000, covered by this report.

        Report dated August 4, 2000 for Acquisition of MicroBiz Corporation filed August 14, 2000. Report dated July 18, 2000 for Completion of Equity Private Placement filed July 20, 2000. Report dated June 29, 2000 for Partial funding of Equity Private Placement filed July 6, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be filed on its behalf by the undersigned, thereunto duly authorized.

                             CAM COMMERCE SOLUTIONS, INC.

                             By: /s/ Geoffrey D. Knapp
                                 -----------------------------------
                                 Geoffrey D. Knapp,
                                 Chief Executive Officer

                             By: /s/ Paul Caceres, Jr.
                                 -----------------------------------
                                 Paul Caceres, Jr.,
                                 Chief Financial Officer and Chief
                                 Accounting Officer

                             Date: December 21, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Geoffrey D. Knapp                      Chief Executive                     December 21, 2000
--------------------------------           Officer and Chairman
Geoffrey D. Knapp                          of the Board



/s/ David Frosh                            President and                       December 21, 2000
--------------------------------           Director
David Frosh



/s/ Walter W. Straub                       Director                            December 21, 2000
--------------------------------
Walter W. Straub

/s/ Corley Phillips                        Director                            December 21, 2000
--------------------------------
Corley Phillips



--------------------------------           Director
Scott Broomfield

                          CAM COMMERCE SOLUTIONS, INC.
                                    INDEX TO
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                   ITEM 14(a)


                                                         Page Reference
                                            -----------------------------------
                                            Annual Report
                                            to Stockholders           Form 10-K
                                            ---------------           ---------
Report of Independent Auditors                       16

Consolidated Balance Sheets at
 September 30, 2000 and 1999                          6

Statement of Consolidated Operations for Years
 Ended September 30, 2000, 1999 and 1998              7

Statement of Consolidated Cash Flows for Years
 Ended September 30, 2000, 1999 and 1998              8

Statement of Consolidated Stockholders' Equity
 for Years Ended September 30, 2000, 1999 and
 1998                                                 9

Notes to Consolidated Financial Statements        10-15

Report of Independent Auditors on
 Financial Statement Schedule                                            20

II Valuation and Qualifying Accounts
     for the Years Ended September 30, 2000,
     1999 and 1998                                                       21

All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
CAM Commerce Solutions, Inc.

We have audited the consolidated financial statements of CAM Commerce Solutions, Inc. as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000, and have issued our report thereon dated November 10, 2000. Our audits also included the financial statement schedule of CAM Commerce Solutions, Inc. listed in the accompanying index to the consolidated financial statements and financial statement schedule (Item 14(a)). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /S/ ERNST & YOUNG LLP

Orange County, California
November 10, 2000

CAM COMMERCE SOLUTIONS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


--------------------------------------------------------------------------------------------------
                                        (REDUCTIONS)/
                 BALANCE AT              ADDITIONS         DEDUCTIONS/ACCOUNTS
                 BEGINNING OF            CHARGED TO          WRITTEN OFF NET        BALANCE AT END
                    YEAR                   INCOME             OF RECOVERIES             OF YEAR
--------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts Receivable
--------------------------------------------------------------------------------------------------
2000               $380,000               $417,000               $487,000               $310,000
--------------------------------------------------------------------------------------------------
1999               $235,000               $490,000               $345,000               $380,000
--------------------------------------------------------------------------------------------------
1998               $160,000               $203,400               $128,400               $235,000
--------------------------------------------------------------------------------------------------

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                           DESCRIPTION
 -------                          -----------

   3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 -- SEC File No. 0-16569).

   3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement filed July 13, 1987 -- SEC File
        No. 33-15821-LA).

  10(a) Company's Lease for premises at Fountain Valley, California
        (incorporated by reference to Exhibit 10(b) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 -- SEC File No. 0-16569).

  10(b) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

  10(c) Individual Option Agreements (incorporated by reference to the exhibits on Form S-3 SEC File No. 33-57564 Registration Statement filed on June 17, 1993).

  10(d) Extension to Company's Lease for premises at Fountain Valley, California
        (incorporated by reference to Exhibit 10(i) to the 1993 Annual Report on Form 10-K filed on December 27, 1993 -- SEC File No. 0-16569).

  10(e) Employment Agreement, and Change in Control Agreements for Geoffrey D.
        Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10(h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

  10(f) Employment Agreement, and Change in Control Agreements for Paul Caceres
        Jr., dated January 1, 1996, (incorporated by reference to Exhibits 10(j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

  10(g) Amendment to Line of Credit Agreement, dated February 8, 2000, with
        Silicon Valley Bank.

  10(h) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

  10(i) 2000 Nonstatutory Stock Option Plan

  13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2000.

  21    Listing of Subsidiaries

  23    Consent of Independent Auditors.

  27    Financial Data Schedule for the Period Ended September 30, 2000.