Form 10-Q
period 2000-12-31
CAM COMMERCE SOLUTIONS INC
filed 2001-02-12
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


        [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended DECEMBER 31, 2000

                                       OR

        [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the transition period from _____________ to _____________.

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

As of December 31, 2000 there were 3,017,830 shares of common stock outstanding.

                          CAM COMMERCE SOLUTIONS, INC.

                                      INDEX

PART I Financial Information

Item 1 Condensed Consolidated Financial Statements:                                   Page Number
     -   Condensed Consolidated Balance Sheets at December 31, 2000 and
         September 30, 2000                                                                3

     -   Condensed Statement of Consolidated Operations for the three
         months ended December 31, 2000 and 1999                                           4

     -   Condensed Statement of Consolidated Cash Flows for the
         three months ended December 31, 2000 and 1999                                     5

     -   Notes to Condensed Consolidated Financial Statements                            6-8

Item 2  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                         9-10

PART II  Other Information                                                                11

     -   Signature Page                                                                   12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          CAM COMMERCE SOLUTIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                DECEMBER 31     SEPTEMBER 30
                                                   2000            2000
                                                -----------     ------------
                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                      $ 9,147           $10,444
  Accounts receivable, net                         2,096             1,782
  Inventories                                        678               696
  Prepaid expenses                                   930               893
                                                 -------           -------
Total current assets                              12,851            13,815

Property and equipment, net                          927               922
Intangible assets, net                             3,665             3,262
Other assets                                         297               297
                                                 -------           -------
Total assets                                     $17,740           $18,296
                                                 =======           =======



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                $   692           $   644
 Accrued compensation and related expense            526               477
 Customer deposits and deferred revenue              995               854
 Other accrued liabilities                           171               373
                                                 -------           -------
Total current liabilities                          2,384             2,348
Deferred income taxes                                 91                91

Stockholders' equity:
 Common stock, $.001 par value, 12,000 shares
   authorized, 3,018 shares issued and
   outstanding at December 31, 2000 and 3,012
   at September 30, 2000                               3                 3
 Paid-in capital                                  13,607            13,585
 Retained earnings                                 1,655             2,269
                                                 -------           -------
 Total stockholders' equity                       15,265            15,857
                                                 -------           -------
 Total liabilities and stockholders' equity      $17,740           $18,296
                                                 =======           =======


See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                    ----------------------------
                                                    DECEMBER 31      DECEMBER 31
                                                       2000             1999
                                                    -----------      -----------
REVENUES
   Net system revenues                               $ 3,782          $ 5,477
   Net service revenues                                1,392            1,162
                                                     -------          -------
Total net revenues                                     5,174            6,639
COSTS AND EXPENSES
   Costs of system revenues                            1,959            2,935
   Costs of service revenues                             716              622
                                                     -------          -------
Total costs of revenues                                2,675            3,557
Selling, general and administrative expenses           2,872            2,445
Research and development expense                         397              346
Interest income                                         (156)             (48)
                                                     -------          -------
Total costs and expenses                               5,788            6,300
                                                     -------          -------
Income (loss) before provision for income
    taxes                                               (614)             339
Provision for income taxes                                --              119
                                                     -------          -------
NET INCOME (LOSS) AND COMPREHENSIVE
   INCOME (LOSS)                                     $  (614)         $   220
                                                     =======          =======

Basic net income (loss) per share                    $  (.20)         $   .10
                                                     =======          =======

Diluted net income (loss) per share                  $  (.20)         $   .08
                                                     =======          =======

Shares used in computing basic
  net income (loss) per share                          3,018            2,309

Shares used in computing
  diluted net income (loss) per share                  3,018            2,711


See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.
                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                         ------------------------------
                                                         DECEMBER 31        DECEMBER 31
                                                            2000               1999
                                                         -----------        -----------
OPERATING ACTIVITIES:
Net income (loss)                                         $   (614)         $    220
Adjustments to reconcile net income (loss) to net
cash used in operations:
  Depreciation and amortization                                381               190
  Provision for doubtful accounts                               --                 2
  Net changes in operating assets and liabilities             (295)             (938)
                                                          --------          --------
Net cash used in operations                                   (528)             (526)
Investing activities:
  Purchase of property, plant and equipment                   (133)              (53)
  Business acquisition                                        (600)               --
  Capitalized software                                         (56)              (88)
                                                          --------          --------
Cash used in investing activities                             (789)             (141)
Financing activities:
  Proceeds from exercise of stock options                       20               732
                                                          --------          --------
Cash provided by financing activities                           20               732
                                                          --------          --------
Net (decrease) increase in cash and cash
equivalents                                                 (1,297)               65
Cash and cash equivalents at beginning of period            10,444             5,049
                                                          --------          --------
Cash and cash equivalents at end of period                $  9,147          $  5,114
                                                          ========          ========


See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

CAM Commerce Solutions Inc., (the Company), (formerly known as CAM Data Systems, Inc.) provides total commerce solutions for small to medium size, traditional and web retailers that are based on the Company's open architecture software products for managing inventory, point of sale, sales transaction processing and accounting. In addition to software, these solutions often include hardware, installation, training, service and consulting provided by the Company.

PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three months ended December 31, 2000 and 1999 are unaudited. The financial statements consolidate the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q, and therefore should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2000.

INVENTORIES

Inventories are stated at the lower of cost determined on a first-in, first-out basis, or net realizable value, and are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company's products.

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follow:

                                                         THREE MONTHS ENDED
                                                      --------------------------
                                                      DECEMBER 31    DECEMBER 31
                                                         2000           1999
                                                      -----------    -----------
(Increase) decrease in:
Accounts receivable                                     $(314)         $ 560
Inventories                                                18             51
Prepaid expenses and other assets                         (35)           (76)
Increase (decrease) in:
Accounts payable                                           48           (658)
Accrued compensation and related expenses                  49           (380)
Customer deposits and deferred revenue                    141           (157)
Accrued liabilities and income taxes payables            (202)          (278)
                                                        -----          -----
Net changes in operating assets and liabilities         $(295)         $(938)
                                                        =====          =====


Income taxes paid during the three months ended December 31, 2000 and 1999 were $1 and $212, respectively. There was no interest expense paid in the first three months of 2000 or 1999.

                          CAM COMMERCE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common shares and common equivalent shares for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted income (loss) per share if their effect is anti-dilutive. There are 1,073 options and 350 warrants outstanding at December 31, 2000 that were excluded from the computation because their effect is anti-dilutive. The computation of basic and diluted net income
(loss) per share for the three months period ended December 31, 2000 and 1999 are as follows:


                                                               THREE MONTHS ENDED
                                                           ----------------------------
                                                           DECEMBER 31      DECEMBER 31
                                                              2000             1999
                                                           -----------      -----------
NUMERATOR:
Net income (loss) for basic and diluted net income
   (loss) per share                                         $  (614)         $   220
                                                            -------          -------
DENOMINATOR:
Weighted-average shares outstanding                           3,018            2,309
                                                            -------          -------
Denominator for basic net income (loss) per share
   weighted-average shares                                    3,018            2,309
Effect of dilutive securities:
Stock options                                                    --              402
                                                            -------          -------
Denominator for diluted net income (loss) per share
   weighted average shares and assumed conversions            3,018            2,711
                                                            -------          -------
Basic net income (loss) per share                           $  (.20)         $   .10
                                                            -------          -------
Diluted net income (loss) per share                         $  (.20)         $   .08
                                                            -------          -------


REVENUE RECOGNITION POLICY

The Company derives revenue from the sale of computer hardware, computer software, postcontract customer support (PCS), installation and consulting services. Revenue from hardware and software sales is recognized at the time of shipment. Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided. Consulting and installation revenue is recognized in the period the service is performed.

In December 1999, The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB
101). This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements and states that revenue is realized or realizable and earned only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services

                          CAM COMMERCE SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


REVENUE RECOGNITION POLICY (CONTINUED)

have been rendered; the sellers price to the buyer is fixed or determinable; and collectibility is reasonably assured.

In meeting the criterion that delivery has occurred or services have been rendered, the SEC staff indicates that customer acceptance must be obtained before revenue recognition is appropriate in situations where customer acceptance is a contract requirement. This applies without consideration of the significance or cost of any post shipment services that must be performed to obtain such customer acceptance.

The Company will adopt the revenue recognition accounting specified by SAB 101 no later than the fourth quarter of fiscal 2001. Management is currently evaluating the impact of applying SAB 101 and the effect is not expected to be material.

ACQUISITIONS

In November 2000, the Company acquired the customer base, source code and application code for the Work Pro software from Genesis software of Sandwich, Illinois. The acquisition was accounted for using the purchase method of accounting. The total amount of cash paid was $600 for the purchase of both intangible and tangible assets, of which $580 has been capitalized as an intangible asset. This intangible asset is being amortized over a five-year period. Over 500 customers in the retail paint store industry use Work Pro software.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          CAM COMMERCE SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED DECEMBER 31, 2000, AS COMPARED TO
                      THREE MONTHS ENDED DECEMBER 31, 1999
                           (ALL FIGURES IN THOUSANDS)


RESULTS OF OPERATIONS

NET REVENUES for the three months ended December 31, 2000, decreased 22% to $5.2 million, consisting of a 31% decrease in system revenues and a 20% increase in service revenues compared to the three months ended December 31, 1999. The decrease in system revenues was due to less demand for the Company's products in comparison to the large amount of computer hardware upgrades that were sold in the first quarter of fiscal 2000 to prepare for the Year 2000. The increase in service revenues in fiscal 2001 was related to the acquisition of MicroBiz and Genesis customer bases.

GROSS MARGIN for the three months ended December 31, 2000, was 48% compared to 46% for the three months ended December 31, 1999. Gross margin on system revenues increased to 48% compared to 46% for the three months ended December 31, 1999. The increase in margin on system sales was a result of a higher percentage of computer hardware sales in Q1 2000 related to the "Year 2000" upgrade sales. Computer hardware sales yield a lower gross margin overall than other peripheral equipment. Gross margin for service revenue was 49% for the three months ended December 31, 2000, compared to 46% for the three months ended December 31, 1999. The increase in gross margin for service revenue is related to the acquisition of the Genesis customer base, which yielded higher margins due to lower support cost and labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three-month period ended December 31, 2000, to 56%, compared to 37% for the three-month period ended December 31, 1999. Selling, general and administrative expenses for the three months ended December 31, 2000, totaled $2.9 million as compared to $2.4 million for the three months ended December 31, 1999. The increase was related to higher expenses from the inclusion of the MicroBiz subsidiary and higher amortization costs related to acquisitions made over the past 14 months.

RESEARCH AND DEVELOPMENT EXPENSE increased 15% to $397 for the three month period ended December 31, 2000, from $346 for the same period in 1999. The increase for the periods was attributed to an overall increase in research and development expenses related to the development of new products and the enhancement of existing products for Xcharge, i.STAR and Retail Star.

INCOME TAXES, there was no provision for income taxes based on the loss for the three months ended December 31, 2000. The effective tax rate was 35% for the three months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $9.1 million on December 31, 2000, compared to $10.4 million on September 30, 2000. The Company used $528 for operations, expended $189 for fixed assets and capitalized software development, and used $600 for the acquisition of the Genesis customer base during the three months ended December 31, 2000, compared to the use of $526 from operations, expended $141 for fixed assets and capitalized software development, and received $732 from the proceeds of the exercise of stock options during the three months ended December 31, 1999.

                          CAM COMMERCE SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has no significant commitments for expenditures. Management believes the Company's existing working capital, coupled with funds generated from the Company's operations, and funds raised from an Equity Private Placement in fiscal 2000, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

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

                          CAM COMMERCE SOLUTIONS, INC.
                           PART II - OTHER INFORMATION


Items 1 - 5               Not Applicable

Item 6                    Exhibits and Reports on Form 8-K

(A) Exhibits:             None

Reports on Form 8-K       Form 8-K filed December 27, 2000 for the registration
                          of 500,000 shares of common stock related to the
                          Company's 2000 Nonstatutory Stock Option Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: February 12, 2001                By /s/ Paul Caceres Jr.
      -----------------                   --------------------------------------
                                       Paul Caceres Jr.
                                       Chief Financial and Accounting Officer