Form 10-Q
period 2001-03-31
CAM COMMERCE SOLUTIONS INC
filed 2001-05-10
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from __________________ to ___________________


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

As of March 31, 2001 there were 3,019,830 shares of common stock outstanding.

                          CAM COMMERCE SOLUTIONS, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I  Financial Information

Item 1  Condensed Consolidated Financial Statements:

        o Condensed Consolidated Balance Sheets at March 31, 2001
          and September 30, 2000                                           3

        o Condensed Consolidated Statement of Operations for the
          three months ended March 31, 2001 and 2000                       4

        o Condensed Consolidated Statement of Operations for the
          six months ended March 31, 2001 and 2000                         5

        o Condensed Consolidated Statement of Cash Flows for the
          six months ended March 31, 2001 and 2000                         6

        o Notes to Condensed Consolidated Financial Statements            7-9

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              10-11

PART II Other Information                                                  12

        o Signature Page                                                   13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CAM COMMERCE SOLUTIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                 MARCH 31    SEPTEMBER 30
                                                   2001          2000
                                                 --------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                       $ 8,709      $10,444
  Accounts receivable, net                          2,081        1,782
  Inventories                                         576          696
  Prepaid expenses                                    813          893
                                                  -------      -------
Total current assets                               12,179       13,815

Property and equipment, net                           878          922
Intangible assets, net                              3,475        3,262
Other assets                                          423          297
                                                  -------      -------
Total assets                                      $16,955      $18,296
                                                  =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                  $   723      $   644
Accrued compensation and related expenses             489          477
Customer deposits and deferred revenue              1,179          854
Other accrued liabilities                             168          373
                                                  -------      -------
Total current liabilities                           2,559        2,348
Deferred income taxes                                  91           91

Stockholders' equity:
Common stock, $.001 par value, 12,000 shares
  authorized, 3,020 shares issued and
  outstanding at March 31, 2001 and 3,012 at
  September 30, 2000                                    3            3
Paid-in capital                                    13,616       13,585
Retained earnings                                     686        2,269
                                                  -------      -------
Total stockholders' equity                         14,305       15,857
                                                  -------      -------
Total liabilities and stockholders' equity        $16,955      $18,296
                                                  =======      =======

See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                 ----------------------
                                                  MARCH 31      MARCH 31
                                                   2001           2000
                                                  -------       -------
REVENUES
  Net hardware, software and installation
    revenues                                      $ 3,600       $ 4,150
  Net service revenues                              1,477         1,140
                                                  -------       -------
Total net revenues                                  5,077         5,290

COSTS AND EXPENSES
  Costs of hardware, software and
    installation revenues                           1,951         2,268
  Costs of service revenues                           784           610
                                                  -------       -------
Total costs of revenues                             2,735         2,878
Selling, general and administrative expenses        3,005         2,322
Research and development expenses                     428           415
Interest income                                      (122)          (53)
                                                  -------       -------
Total costs and expenses                            6,046         5,562
                                                  -------       -------
Loss before income taxes                             (969)         (272)
Benefit for income taxes                               --           (97)
                                                  -------       -------
NET LOSS AND COMPREHENSIVE LOSS                   $  (969)      $  (175)
                                                  =======       =======

Basic net loss per share                          $  (.32)      $  (.07)
                                                  =======       =======

Diluted net loss per share                        $  (.32)      $  (.07)
                                                  =======       =======

Shares used in computing basic
  net loss per share                                3,019         2,482

Shares used in computing
  diluted net loss per share                        3,019         2,482

See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                  -----------------------
                                                  MARCH 31       MARCH 31
                                                    2001           2000
                                                  --------       --------
REVENUES
   Net hardware, software and installation
     revenues                                     $  7,382       $  9,627
   Net service revenues                              2,869          2,302
                                                  --------       --------
Total net revenues                                  10,251         11,929

COSTS AND EXPENSES
   Costs of hardware, software and
     installation revenues                           3,910          5,203
   Costs of service revenues                         1,500          1,232
                                                  --------       --------
Total costs of revenues                              5,410          6,435
Selling, general and administrative expenses         5,786          4,732
Research and development expenses                      916            795
Interest income                                       (278)          (101)
                                                  --------       --------
Total costs and expenses                            11,834         11,861
                                                  --------       --------
Income (loss) before income taxes                   (1,583)            68
Provision for income taxes                              --             23
                                                  --------       --------
NET INCOME (LOSS) AND COMPREHENSIVE
  INCOME (LOSS)                                   $ (1,583)      $     45
                                                  ========       ========

Basic net income (loss) per share                 $   (.52)      $    .02
                                                  ========       ========

Diluted net income (loss) per share               $   (.52)      $    .02
                                                  ========       ========

Shares used in computing basic
  net income (loss) per share                        3,018          2,396

Shares used in computing
  diluted net income (loss) per share                3,018          2,977

See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                       -----------------------
                                                       MARCH 31       MARCH 31
                                                         2001           2000
                                                       --------       -------
OPERATING ACTIVITIES:

Net income (loss)                                      $ (1,583)      $    45
Adjustments to reconcile net income (loss) to net
  cash used in operations:
  Depreciation and amortization                             780           397
  Net changes in operating assets and liabilities           (10)         (749)
                                                       --------       -------
Net cash used in operations                                (813)         (307)

Investing activities:
  Purchase of property, plant and equipment                (234)         (114)
  Business acquisition                                     (600)           --
  Capitalized software                                     (115)         (139)
                                                       --------       -------
Cash used in investing activities                          (949)         (253)

Financing activities:
  Proceeds from equity private placement                     --         3,800
  Proceeds from exercise of stock options                    27           821
                                                       --------       -------
Cash provided by financing activities                        27         4,621
                                                       --------       -------
Net (decrease) increase in cash and cash
 equivalents                                             (1,735)        4,061
Cash and cash equivalents at beginning of period         10,444         5,049
                                                       --------       -------
Cash and cash equivalents at end of period             $  8,709       $ 9,110
                                                       ========       =======

See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

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

PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and six months ended March 31, 2001 and 2000 are unaudited. The financial statements consolidate the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2000.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed statement of cash flows are as follows:

                                                      SIX MONTHS ENDED
                                                    --------------------
                                                    MARCH 31    MARCH 31
                                                      2001        2000
                                                    --------    --------
(Increase) decrease in:
Accounts receivable                                  $(299)      $ 539
Inventories                                            120         (65)
Prepaid expenses and other assets                      (42)       (179)
Increase (decrease) in:
Accounts payable                                        79        (224)
Accrued compensation and related expenses               12        (495)
Customer deposits and deferred revenue                 325          28
Accrued liabilities and income taxes payables         (205)       (353)
                                                     -----       -----
Net changes in operating assets and liabilities      $ (10)      $(749)
                                                     =====       =====

Income taxes paid during the six months ended March 31, 2000 were $412,000, there were no such taxes paid during the six months ended March 31, 2001. There was no interest expense paid in the first six months of 2001 or 2000.

                          CAM COMMERCE SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common shares and common equivalent shares for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted income (loss) per share if their effect is anti-dilutive. There are 1,088 options and 350 warrants outstanding at March 31, 2001 that were excluded from the computation because their effect is anti-dilutive. The computation of basic and diluted net income
(loss) per share for the three and six month periods ended March 31, 2001 and 2000 are as follows:

                                                           THREE MONTHS ENDED
                                                         ----------------------
                                                         MARCH 31      MARCH 31
                                                           2001           2000
                                                          -------       -------
NUMERATOR:
Net loss for basic and diluted net loss per share         $  (969)      $  (175)
                                                          -------       -------
DENOMINATOR:
Weighted-average shares outstanding                         3,019         2,482
                                                          -------       -------
Denominator for basic net loss per share:
  weighted-average shares                                   3,019         2,482
Effect of dilutive securities:
Stock options                                                  --            --
                                                          -------       -------
Denominator for diluted net loss per share:
  weighted average shares and assumed conversions           3,019         2,482
                                                          -------       -------
Basic net loss per share                                  $  (.32)      $  (.07)
                                                          -------       -------
Diluted net loss per share                                $  (.32)      $  (.07)
                                                          =======       =======

                                                            SIX MONTHS ENDED
                                                         -----------------------
                                                         MARCH 31       MARCH 31
                                                           2001           2000
                                                          -------       -------
NUMERATOR:
Net income (loss) for basic and diluted net income
  (loss) per share                                       $(1,583)        $   45
                                                         -------         ------
DENOMINATOR:
Weighted-average shares outstanding                        3,018          2,396
                                                         -------         ------
Denominator for basic net income (loss) per share:
  weighted-average shares                                  3,018          2,396
Effect of dilutive securities:
Stock options                                                 --            581
                                                         -------         ------
Denominator for diluted net income (loss) per share:
  weighted average shares and assumed conversions          3,018          2,977
                                                         -------         ------
Basic net income (loss) per share                        $  (.52)        $  .02
                                                         -------         ------
Diluted net income (loss) per share                      $  (.52)        $  .02
                                                         =======         ======

                          CAM COMMERCE SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

REVENUE RECOGNITION POLICY

The Company derives revenue from the sale of computer hardware, computer software, post contract customer support (PCS), installation and consulting services. Revenue from hardware and software sales is recognized at the time of shipment. Revenue allocable to PCS is recognized ratably on a monthly basis over the period of the service contract. Consulting and installation revenue is recognized in the period the service is performed.

In December 1999, The Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, (SAB
101). This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements and states that revenue is realized or realizable and earned only when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the sellers price to the buyer is fixed or determinable; and collectibles is reasonably assured.

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

SUBSEQUENT EVENTS

Effective April 1, 2001 CAM Commerce Solutions, Inc. dissolved its wholly owned subsidiary Microbiz Corporation ("Microbiz") located in Mahwah, New Jersey and have incorporated the product and operations into CAM. Thus, Microbiz is now a "product line" rather than an independent subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          CAM COMMERCE SOLUTIONS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2001, AS COMPARED TO
                        THREE MONTHS ENDED MARCH 31, 2000
                 SIX MONTHS ENDED MARCH 31, 2001, AS COMPARED TO
                         SIX MONTHS ENDED MARCH 31, 2000
                           (ALL FIGURES IN THOUSANDS)

RESULTS OF OPERATIONS

NET REVENUES for the three months ended March 31, 2001, decreased 4% to $5.0 million, consisting of a 13% decrease in system revenues and a 30% increase in service revenues compared to the three months ended March 31, 2000. Net revenues for the six months ended March 31, 2001, decreased 14% to $10.3 million, consisting of a 23% decrease in system revenues and a 25% increase in service revenues compared to the six months ended March 31, 2000. The decrease in system revenues was due to less demand for the Company's products in comparison to the amount of computer hardware upgrades that were sold in fiscal 2000. The increase in service revenues in fiscal 2001 was related to the acquisition of MicroBiz and Genesis customer bases.

GROSS MARGIN for the three and six months ended March 31, 2001, was 46% and 47% respectively, compared to 46% for the three and six months ended March 31, 2000. Gross margin on system revenues increased to 46% and 47% for the three and six months ended March 31, 2001, compared to 45% and 46% for the three and six months ended March 31, 2000. The increase in margin on system sales was a result of a higher percentage of computer hardware sales in 2000 related to the "Year 2000" upgrade sales. Computer hardware sales yield a lower gross margin overall than other peripheral equipment. Gross margin for service revenue was 47% and 48% for the three and six months ended March 31, 2001, respectively, compared to 46% for the three and six months ended March 31, 2000. The increase in gross margin for service revenue is related to the acquisition of the Genesis customer base, which yielded higher margins due to lower support cost and labor costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three month period ended March 31, 2001, to 59%, compared to 44% for the three month period ended March 31, 2000. Selling, general and administrative expenses for the three months ended March 31, 2001, increased 29% to $3.0 million as compared to $2.3 million for the three months ended March 31, 2000. Selling, general and administrative expenses expressed as a percentage of net revenues increased for the six month period ended March 31, 2001 to 56%, compared to 40% for the six month period ended March 31, 2000. Selling, general and administrative expenses for the six months ended March 31, 2001, increased 22% to $5.8 million, as compared to $4.7 million for the six months ended March 31, 2000. The increase was related to higher expenses from the inclusion of the MicroBiz subsidiary and higher amortization costs related to acquisitions made over the past 14 months.

RESEARCH AND DEVELOPMENT EXPENSES increased 3% to $428,000 for the three month period ended March 31, 2001, from $415,000 for the same period in 2000. Research and development expense increased 15% to $916,000 for the six-month period ended March 31, 2000, from $795,000 for the same period in 2000. The increase for the periods was attributed to an overall increase in research and development expenses related to the development of new products and the enhancement of existing products for Xcharge, i.STAR and Retail Star.

                          CAM COMMERCE SOLUTIONS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES, there was no provision for income taxes based on the loss for the three and six months ended March 31, 2001. The effective tax rate was 34% for the three and six months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $8.7 million on March 31, 2001, compared to $10.4 million on September 30, 2000. The Company used $813,000 for operations, expended $349,000 for fixed assets and capitalized software development, and used $600,000 for the acquisition of the Genesis customer base during the six months ended March 31, 2001, compared to the use of $307,000 from operations, expended $253,000 for fixed assets and capitalized software development, and received $4.6 million in proceeds from an equity private placement and the exercise of stock options during the six months ended March 31, 2000.

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


                                              CAM COMMERCE SOLUTIONS, INC.
                                                      (Registrant)

Date: May 10, 2001                            By: /s/ Paul Caceres Jr.
                                                  ------------------------------
                                                      Paul Caceres Jr.
                                                      Chief Financial and
                                                      Accounting Officer