Form 10-Q
period 2001-06-30
CAM COMMERCE SOLUTIONS INC
filed 2001-08-09
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended JUNE 30, 2001

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

As of June 30, 2001 there were 3,020,810 shares of common stock outstanding.

                          CAM COMMERCE SOLUTIONS, INC.

                                      INDEX

                                                                           Page Number
PART I  Financial Information

Item 1 Condensed Consolidated Financial Statements:

    -   Condensed Consolidated Balance Sheets at June 30, 2001 and
        September 30, 2000                                                     3
    -   Condensed Consolidated  Statement of Operations for the three
        months ended June 30, 2001 and 2000                                    4
    -   Condensed Consolidated  Statement of Operations for the nine
        months ended June 30, 2001 and 2000                                    5
    -   Condensed Consolidated Statement of Cash Flows for the
        nine months ended June 30, 2001 and 2000                               6
    -   Notes to Condensed Consolidated Financial Statements                 7-9

Item 2  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             10-11

PART II  Other Information                                                    12
    -   Signature Page                                                        13

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          CAM COMMERCE SOLUTIONS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  JUNE 30       SEPTEMBER 30
                                                    2001           2000
                                                  --------      ------------
                                                 (UNAUDITED)      (AUDITED)
ASSETS
  Current assets:
   Cash and cash equivalents                      $  8,843       $ 10,444
   Accounts receivable, net                          1,992          1,782
   Inventories                                         505            696
   Prepaid expenses                                    665            893
                                                  --------       --------
  Total current assets                              12,005         13,815

Property and equipment, net                            844            922
Intangible assets, net                               1,404          3,262
Other assets                                           417            297
                                                  --------       --------
Total assets                                      $ 14,670       $ 18,296
                                                  ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                              $    711       $    644
    Accrued compensation and related expenses          530            477
    Customer deposits and deferred revenue           1,170            854
    Other accrued liabilities                          194            373
                                                  --------       --------
  Total current liabilities                          2,605          2,348
Deferred income taxes                                   91             91

Stockholders' equity:
  Common stock, $.001 par value, 12,000
  shares authorized, 3,021 shares issued and
  outstanding at June 30, 2001 and 3,012 at
  September 30, 2000                                     3              3

Paid-in capital                                     13,619         13,585
Retained earnings (deficit)                         (1,648)         2,269
                                                  --------       --------
Total stockholders' equity                          11,974         15,857
                                                  --------       --------
Total liabilities and stockholders' equity        $ 14,670       $ 18,296
                                                  ========       ========


See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                           THREE MONTHS ENDED
                                         ---------------------
                                         JUNE 30       JUNE 30
                                           2001          2000
                                         -------       -------
REVENUES
Net hardware, software and
  installation revenues                  $ 3,701       $ 3,868
Net service revenues                       1,277         1,093
                                         -------       -------
Total net revenues                         4,978         4,961
COSTS AND EXPENSES
Cost of hardware, software and
  Installation revenues                    1,807         2,245
Cost of service revenues                     707           619
                                         -------       -------
Total cost of revenues                     2,514         2,864
Selling, general and administrative
  expenses                                 2,546         2,029
Research and development expenses            456           449
Asset impairment charge                    1,899            --
Interest income                             (103)         (124)
                                         -------       -------
Total costs and expenses                   7,312         5,218
                                         -------       -------
Loss before income taxes                  (2,334)         (257)
Benefit for income taxes                      --           (56)
                                         -------       -------
NET LOSS AND COMPREHENSIVE
  LOSS                                   $(2,334)      $  (201)
                                         =======       =======
Basic net loss per share                 $  (.77)      $  (.07)
                                         =======       =======
Diluted net loss per share               $  (.77)      $  (.07)
                                         =======       =======
Shares used in computing basic
  net loss per share                       3,020         2,733
Shares used in computing
  diluted net loss per share               3,020         2,733


See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                  -----------------------
                                                   JUNE 30        JUNE 30
                                                    2001           2000
                                                  --------       --------
REVENUES
Net hardware, software and installation
  Revenues                                        $ 11,083       $ 13,495
Net service revenues                                 4,146          3,395
                                                  --------       --------
Total net revenues                                  15,229         16,890
COSTS AND EXPENSES
Cost of hardware, software and
  Installation revenues                              5,717          7,448
Cost of service revenues                             2,207          1,851
                                                  --------       --------
Total cost of revenues                               7,924          9,299
Selling, general and administrative expenses         8,332          6,740
Research and development expenses                    1,372          1,265
Asset impairment charge                              1,899             --
Interest income                                       (381)          (225)
                                                  --------       --------
Total costs and expenses                            19,146         17,079
                                                  --------       --------
Loss before income taxes                            (3,917)          (189)
Benefit for income taxes                                --            (33)
                                                  --------       --------
NET LOSS AND COMPREHENSIVE LOSS                   $ (3,917)      $   (156)
                                                  ========       ========
Basic net loss per share                          $  (1.30)      $   (.06)
                                                  ========       ========
Diluted net loss per share                        $  (1.30)      $   (.06)
                                                  ========       ========
Shares used in computing basic
  net loss per share                                 3,019          2,508
Shares used in computing
  diluted net loss per share                         3,019          2,508


See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                             -----------------------
                                                             JUNE 30        JUNE 30
                                                               2001           2000
                                                             --------       --------
OPERATING ACTIVITIES:
Net loss                                                     $ (3,917)      $   (156)
Adjustments to reconcile net loss to net
  cash used in operations:
  Depreciation and amortization                                 1,180            608
  Provision for doubtful accounts                                  --            (80)
  Asset impairment charge                                       1,899             --
  Net changes in operating assets and liabilities                 351           (981)
                                                             --------       --------
Net cash used in operations                                      (487)          (609)
Investing activities:
  Purchase of property, plant and equipment                      (353)          (208)
  Business acquisition                                           (600)            --
  Capitalized software                                           (190)          (178)
                                                             --------       --------
Cash used in investing activities                              (1,143)          (386)
Financing activities:
  Proceeds from equity private placement                           --          5,675
  Proceeds from exercise of stock options                          29            949
                                                             --------       --------
Cash provided by financing activities                              29          6,624
                                                             --------       --------
Net (decrease) increase in cash and cash
 equivalents                                                   (1,601)         5,629
Cash and cash equivalents at beginning of period               10,444          5,049
                                                             --------       --------
Cash and cash equivalents at end of period                   $  8,843       $ 10,678
                                                             ========       ========


See accompanying notes.

                          CAM COMMERCE SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

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

PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements of the Company for the three and nine months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2000. Effective April 1, 2001 CAM Commerce Solutions, Inc. dissolved its wholly owned subsidiary Microbiz Corporation ("Microbiz") and have incorporated the product and operations into CAM.

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

STATEMENTS OF CASH FLOWS

Net changes in operating assets and liabilities as shown in the condensed consolidated statement of cash flows are as follows:

                                                       NINE MONTHS ENDED
                                                     ----------------------
                                                     JUNE 30        JUNE 30
                                                      2001          2000
                                                     -------       -------
(Increase) decrease in:
Accounts receivable                                  $  (210)      $ 1,616
Inventories                                              191            29
Prepaid expenses and other assets                        113          (533)
Increase (decrease) in:
Accounts payable                                          67          (906)
Accrued compensation and related expenses                 53          (477)
Customer deposits and deferred revenue                   316          (202)
Accrued liabilities and income taxes payables           (179)         (508)
                                                     -------       -------
Net changes in operating assets and liabilities      $   351       $  (981)
                                                     =======       =======

Income taxes paid during the nine months ended June 30, 2001 and 2000 were $0 and $421, respectively. There was no interest expense paid in the first nine months of 2001 or 2000.

                          CAM COMMERCE SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income (loss) per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted income (loss) per share if their effect is anti-dilutive. There are 1,096 options and 350 warrants outstanding at June 30, 2001 that were excluded from the computation because their effect is anti-dilutive. The computation of basic and diluted net income (loss) per share for the three and nine month periods ended June 30, 2001 and 2000 is as follows:

                                                           THREE MONTHS ENDED
                                                          ---------------------
                                                          JUNE 30       JUNE 30
                                                            2001          2000
                                                          -------       -------
NUMERATOR:
Net loss for basic and diluted net loss per share         $(2,334)      $  (201)
                                                          -------       -------
DENOMINATOR:
Weighted-average shares outstanding                         3,020         2,733
                                                          -------       -------
Denominator for basic net loss per share: weighted-
  average shares                                            3,020         2,733
Effect of dilutive securities:
Stock options                                                  --            --
                                                          -------       -------
Denominator for diluted net loss per share: weighted
  average shares and assumed conversions                    3,020         2,733
                                                          -------       -------
Basic net loss per share                                  $  (.77)      $  (.07)
                                                          -------       -------
Diluted net loss per share                                $  (.77)      $  (.07)
                                                          -------       -------

                                                           NINE MONTHS ENDED
                                                         ---------------------
                                                         JUNE 30       JUNE 30
                                                          2001          2000
                                                         -------       -------
NUMERATOR:
Net loss for basic and diluted net loss per share        $(3,917)      $  (156)
                                                         -------       -------
DENOMINATOR:
Weighted-average shares outstanding                        3,019         2,508
                                                         -------       -------
Denominator for basic net income (loss) per share:
  weighted-average shares                                  3,019         2,508
Effect of dilutive securities:
Stock options                                                 --            --
                                                         -------       -------
Denominator for diluted net loss per share weighted
  average shares and assumed conversions                   3,019         2,508
                                                         -------       -------
Basic net loss per share                                 $ (1.30)      $  (.06)
                                                         -------       -------
Diluted net loss per share                               $ (1.30)      $  (.06)
                                                         -------       -------

                          CAM COMMERCE SOLUTIONS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

REVENUE RECOGNITION POLICY

The Company derives revenue from the sale of computer hardware, computer software, post contract customer support (PCS), installation and consulting services. Revenue from hardware and software sales is recognized at the time of shipment. Revenue allocable to PCS is recognized ratably on a monthly basis over the period of the service contract. Consulting revenue is recognized in the period the service is performed. The Company defers and recognizes installation revenue upon completion of the installation process.

ACQUISITIONS

In November 2000, the Company acquired the customer base, source code and application code for the Work Pro software. The acquisition was accounted for using the purchase method of accounting. The total amount of cash paid was $600 for the purchase of both intangible and tangible assets, of which $580 has been capitalized as an intangible asset. This intangible asset is being amortized over a five-year period. Work Pro software is used by customers in the retail paint store industry.

LONG-LIVED ASSETS

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

At June 30, 2001, the Company performed a review for impairment of all long-lived assets. Based on its evaluation, the Company determined that all long-lived assets related to Microbiz were fully impaired and other long-lived assets related to ICS and capitalized software were partially impaired. As a result, the Company recorded an impairment charge of $1,899. The Company believes no additional impairment exists related to the long-lived assets at June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          CAM COMMERCE SOLUTIONS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                THREE MONTHS ENDED JUNE 30, 2001, AS COMPARED TO

                        THREE MONTHS ENDED JUNE 30, 2000

                 NINE MONTHS ENDED JUNE 30, 2001, AS COMPARED TO

                         NINE MONTHS ENDED JUNE 30, 2000

                           (ALL FIGURES IN THOUSANDS)

RESULTS OF OPERATIONS

NET REVENUES for the three months ended June 30, 2001 and 2000 were flat at $5.0 million. Net revenues for the nine months ended June 30, 2001, decreased 10% to $15.2 million, consisting of an 18% decrease in system revenues and a 22% increase in service revenues compared to the nine months ended June 30, 2000. The decrease in system revenues was due to the decrease in system upgrades and less demand of the Company's products in comparison to the amount of computer hardware upgrades and the new systems that were sold in fiscal 2000. The increase in service revenues in fiscal 2001 was related to the acquisition of the MicroBiz and WorkPro customer bases.

GROSS MARGIN for the three and nine months ended June 30, 2001, was 49% and 48%, respectively, compared to 42% and 45% for the three and nine months ended June 30, 2000. Gross margin on system revenues increased to 51% and 48% for the three and nine months ended June 30, 2001, compared to 42% and 45% for the three and nine months ended June 30, 2000. The increase in margin on system sales was a result of fewer discounts given on sales in 2001 and a higher percentage of computer hardware sales in 2000. Computer hardware sales yield a lower gross margin overall than other peripheral equipment and software sales. Gross margin for service revenue was 45% and 47% for the three and nine months ended June 30, 2001, respectively, compared to 43% and 45% for the three and nine months ended June 30, 2000. The increase in gross margin for service revenue is related to the acquisition of the WorkPro customer base, which yielded higher margins due to lower labor costs to support this product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues increased for the three month period ended June 30, 2001, to 51%, compared to 41% for the three month period ended June 30, 2000. Selling, general and administrative expenses for the three months ended June 30, 2001, increased 25% to $2.5 million as compared to $2.0 million for the three months ended June 30, 2000. Selling, general and administrative expenses expressed as a percentage of net revenues increased for the nine month period ended June 30, 2001 to 55%, compared to 40% for the nine month period ended June 30, 2000. Selling, general and administrative expenses for the nine months ended June 30, 2001, increased 24% to $8.3 million, as compared to $6.7 million for the nine months ended June 30, 2000. The increase in selling, general and administrative expenses resulted from the inclusion of expenses related to the MicroBiz subsidiary, acquired in August 2000; an increase in sales and marketing expenses incurred in an attempt to boost sales; and an increase in depreciation and amortization costs related to the amortization of goodwill and intangible assets from acquisitions made over the past 18 months.

RESEARCH AND DEVELOPMENT EXPENSES for the three and nine month periods ended June 30, 2001 remained flat compared to the same periods in 2000.

                          CAM COMMERCE SOLUTIONS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ASSET IMPAIRMENT CHARGE: At June 30, 2001, the Company performed a review for impairment of all long-lived assets. Based on its evaluation, the Company determined that all long-lived assets related to Microbiz were fully impaired and other long-lived assets related to ICS and capitalized software were partially impaired. As a result, the Company recorded an impairment charge of $1,899. The Company believes no additional impairment exists related to the long-lived assets at June 30, 2001.

INCOME TAXES, there was no provision for income taxes based on the loss for the three and nine months ended June 30, 2001. The effective tax benefit rate was 22% and 17% for the three and nine months ended June 30, 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents totaled $8.8 million on June 30, 2001, compared to $10.4 million on September 30, 2000. The Company used $487,000 for operations, expended $543,000 for fixed assets and capitalized software development, and used $600,000 for the acquisition of the WorkPro customer base and received $29,000 from the exercise of stock options during the nine months ended June 30, 2001, compared to the use of $609,000 from operations, expended $386,000 for fixed assets and capitalized software development, and received $6.6 million in proceeds from an equity private placement and the exercise of stock options during the nine months ended June 30, 2000.

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

This Item II section contains certain forward looking statements regarding the Company, its business, liquidity, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, liquidity, prospects and results of operations to differ materially from those that may be anticipated by such forward looking statements. All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future revenue and expense levels, capital requirements, and the Company's ability to generate cash from operations, are forward looking statements based on current expectations. No assurances can be given that events or results mentioned in any such forward looking statements will in fact occur. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission.

                          CAM COMMERCE SOLUTIONS, INC.

                           PART II - OTHER INFORMATION

Items 1 - 5                         Not Applicable

Item 6                              Exhibits and Reports on Form 8-K

(A)Exhibits:                        None

Reports on Form 8-K                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CAM COMMERCE SOLUTIONS, INC. (Registrant)


Date: August 9, 2001                        By /s/ Paul Caceres Jr.
                                               ---------------------------
                                                   Paul Caceres Jr.
                                                   Chief Financial and
                                                   Accounting Officer