Form 10-K
period 2001-09-30
CAM COMMERCE SOLUTIONS INC
filed 2001-12-20
CIK 819334

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 2001

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

           The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 5, 2001 was approximately $10,391,000. As of December 5, 2001, there were outstanding 3,023,000 shares of common stock of the Registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE.

           Part II Annual Report to Stockholders for fiscal year ended September 30, 2001

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

WORKPRO ACQUISITION

In November 2000, the Company acquired the customer base, source code and application code for the Work Pro software. The acquisition was accounted for using the purchase method of accounting. The total amount of cash paid was $600,000 for the purchase of both intangible and tangible assets, of which $580,000 has been capitalized as an intangible asset. This intangible asset is being amortized over a five-year period. Effective October 1, 2002 this intangible asset will no longer be amortized but instead, will be subject to annual impairment tests in accordance with Statement 142, Goodwill and Other Intangible Assets. Work Pro software is used by customers in the retail paint store industry.

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

ACCOUNTING MANAGEMENT

The CAM System is capable of performing accounting functions through the M.A.S. 90(R) accounting software available from the Company. The Company has developed its own accounting software, which is integrated to its Retail Star software product.

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

MARKETING

DIRECT SALES

The Company markets its systems primarily through the Company's direct sales force consisting of thirty-eight salespersons and sales associates, all of whom work exclusively for the Company. The Company's marketing efforts extend nationwide with offices in the states of California, Nevada, Washington, Colorado, Georgia, Minnesota, Florida, Missouri, Massachusetts and New Jersey. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by the Company to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, the Company is generally able to install an entire system within four to six weeks. The Company is paid directly by the customer or by third-party leasing companies. Compensation for salespeople is based on a percentage of gross profit for each system sold.

BROCHURES, TRADE SHOWS, AND ADVERTISING MEDIA

The Company markets its systems by advertising in trade journals, the World Wide Web, and other print media targeted at retail businesses, by attending industry specific trade shows, by using sales promotional videos, and by direct mail advertising.

SOURCES OF SUPPLY

The computer hardware, which makes up the Company's systems, consists primarily of standard components purchased by the Company from outside distributors and includes products such as Intel-based personal computers, Okidata (printers), Symbol Technologies (hand-held laser scanners and portable data terminals), Ithaca (40-column printers), and U.S. Robotics (modems). For most computer hardware components, the Company has more than one source of supply.

BACKLOG

The Company purchases component hardware for its systems based upon system purchase orders and its forecast of demand for its products. Orders from customers are usually shipped by the Company pursuant to an agreed upon schedule. However, orders may be canceled or rescheduled by the customer with a minimal penalty. For this reason, management believes such backlog information is not indicative of the Company's future sales or business trends and is subject to fluctuation. As of December 5, 2001, backlog was approximately $401,000 as compared to $1,031,000 on December 5, 2000. Backlog is based upon purchase orders placed with the Company which the Company believes are firm orders.

COMPETITION

The industry in which the Company operates is highly competitive. The Company competes with suppliers dedicated to one type of business and suppliers of software that provide functions similar to the Company's software. Most competitors sell their products through independent dealers on a regional basis. The Company sells on a direct sales basis.

The Company competes on the basis of the capabilities and features of its systems. It believes the Windows-based Retail Star software product gives it a competitive advantage because some of the Company's competitors are still selling DOS-based software products. The Company considers its systems to have greater capabilities for the small and medium size retailers than suppliers of other systems. Included among such capabilities are ongoing software enhancement, and a service organization in place to support the customer after the initial sale.

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

The Company spent approximately $2,187,000, $2,035,000, and $1,607,000 on software development, including amounts capitalized during the years ended September 30, 2001, 2000, and 1999, respectively. The Company anticipates that it will continue to incur software development costs in connection with enhancements and improvements of its software and the development of new products. These activities may require an increase in the Company's programming and technical staff.

EMPLOYEES

As of September 30, 2001, the Company had 185 full time employees, including 15 employed in finance and administration, 32 in programming and quality assurance, 46 in sales and marketing, 26 in training and installation, 50 in technical support, 11 in operations and 5 in consulting.

None of the Company's employees are represented by a labor union and the Company believes that it enjoys harmonious relationships with its employees.

ENVIRONMENTAL REGULATIONS

There has been no material effect on the Company from compliance with environmental regulations.


ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

The Company currently leases approximately 22,000 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring April 1, 2002, at an average annual rent of approximately $192,000. This facility houses the Company's corporate headquarters which includes: executive and administrative offices, service and support staff, system integration, and inventory warehouse. The Company signed a five-year lease agreement for approximately 26,000 square feet of space for a new building in Fountain Valley, at an average annual rent of $343,000, with the expected move in date in March 2002.

In addition, the Company also leases the following properties: (i) approximately 11,000 square feet of office space in Henderson, Nevada, which houses the Company's research and development team, the inside sales and telemarketing group, and the accounting services division on a ten-year lease that expires March 31, 2007, at an average annual rent of $136,000; (ii) approximately 3,600 square feet of office space in Upper Saddle River, New Jersey for MicroBiz Division on a three-year lease that expires August 31, 2004; and (iii) various immaterial month-to-month leases for sales offices throughout the country.


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

                                     PART II

PURSUANT TO GENERAL INSTRUCTION G (2), ITEMS 5, 6, 7, AND 8 HAVE BEEN OMITTED SINCE THE REQUIRED INFORMATION IS CONTAINED IN THE COMPANY'S 2001 ANNUAL REPORT TO STOCKHOLDERS PURSUANT TO RULE 14A-3(b), WHICH IS INCORPORATED HEREIN BY REFERENCE BELOW.

-----------------------------------------------------------------------------------------
FORM 10-K                                     ANNUAL REPORT TO STOCKHOLDERS
-----------------------------------------------------------------------------------------
ITEM 5: MARKET FOR REGISTRANT'S COMMON        PAGE 16: STOCK AND DIVIDEND DATA
EQUITY AND RELATED STOCKHOLDER'S MATTERS
-----------------------------------------------------------------------------------------
ITEM 6: SELECTED FINANCIAL DATA               PAGE 17: SELECTED FINANCIAL DATA SEE NOTE
                                              (A) BELOW
-----------------------------------------------------------------------------------------
ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS  PAGES 4-5: MANAGEMENT'S DISCUSSION AND
OF FINANCIAL CONDITION AND RESULTS OF         ANALYSIS OF FINANCIAL CONDITION AND
OPERATIONS                                    RESULTS OF OPERATIONS
-----------------------------------------------------------------------------------------
ITEM 8: FINANCIAL STATEMENTS AND              SEE BELOW
SUPPLEMENTARY DATA
-----------------------------------------------------------------------------------------

Note (A) The selected financial data incorporated herein by reference to the Company's 2001 Annual Report to Stockholders as of September 30, 2001 and 2000 and for each of the years in the three-year period ended September 30, 2001, have been derived from the Company's audited financial statements included elsewhere in this report by reference. The selected financial data as of September 30, 1999 and for the years ended September 30, 1998 and 1997 have been derived from audited financial statements of the Company not included herein. The data is qualified in its entirety by reference to, and should be read in conjunction with, the Company's financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report by reference.

Information for Item 8 is included in the Company's consolidated financial statements as of September 30, 2001 and 2000, and for each of the years in the three-year period ended September 30, 2001, and the Company's unaudited quarterly financial data for the two years ended September 30, 2001 and 2000, on pages 6 through 15 and page 17, respectively, of the Company's 2001 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 16 of the Annual Report to Stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

INTEREST RATE RISK

At September 30, 2001 and 2000, the Company's cash equivalents and short-term investments were approximately $9,451,000 and $10,444,000, respectively. Since the Company typically does not purchase fixed-income securities, its cash equivalents are not subject to significant interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions and by policy limits the amount of credit exposure to any one financial institution. Additionally, the Company does not hold or issue financial instruments for trading, profit or speculative purposes.

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

None.

                                    PART III

                                   MANAGEMENT

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------

As of September 30, 2001, the executive officers and directors of the Company and their ages are as follows:

--------------------------------------------------------------------------------
NAME                           AGE                  POSITION WITH THE COMPANY
--------------------------------------------------------------------------------
Geoffrey D. Knapp              43                   Chief Executive Officer,
                                                    Chairman of the Board, and
                                                    Secretary
--------------------------------------------------------------------------------
Greg Freeze                    42                   Chief Operating Officer
--------------------------------------------------------------------------------
Paul Caceres                   41                   Chief Financial Officer
                                                    and Chief Accounting
                                                    Officer
--------------------------------------------------------------------------------
Walter W. Straub               58                   Director
--------------------------------------------------------------------------------
Corley Phillips                47                   Director
--------------------------------------------------------------------------------
David A. Frosh                 43                   Director
--------------------------------------------------------------------------------
Scott Broomfield               44                   Director
--------------------------------------------------------------------------------

GEOFFREY D. KNAPP, founder of the Company, has been a Director, and an officer of the Company since its organization in September 1983. Mr. Knapp received a bachelor's degree in marketing from the University of Oregon in 1980.

GREG FREEZE is the Chief Operating Officer of the Company, hired in 1998 as Vice President of Software Support. Prior to joining the Company, Greg has held numerous positions in several software companies including Ultimate Southern California (1985-1988), Legal Management Systems (1988-1995), and DataWorks (1995-1998). Positions held included: programmer/analyst; senior programmer analyst; classroom training manager; telemarketing manager; account executive; marketing manager and vice president. Mr. Freeze holds a bachelor's degree in Business Administration and a MBA degree in International Business from California State University, Fullerton. He also holds the CPIM title awarded by the American Production and Inventory Control Society.

PAUL CACERES has been the Chief Financial Officer and Chief Accounting Officer of the Company since September 1987. From 1982 to 1987, Mr. Caceres worked in Public Accounting and was employed by Arthur Young & Company, the predecessor to Ernst & Young LLP, as an Audit Senior and in 1987, was promoted to Audit Manager. Mr. Caceres is a Certified Public Accountant, licensed in the state of California. He received a bachelor's degree in business administration from the University of Southern California in 1982.

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

DAVID A. FROSH has been a member of the board of directors since August 1991. He is presently the President of Sperry Van Ness, a commercial real estate brokerage firm. Mr. Frosh was employed by CAM Commerce as President from June 1996 to March 2001. From June 1990 to June 1996, Mr. Frosh was employed as sales executive for the national accounts division of Automatic Data Processing "ADP". ADP provides computerized transaction processing, data communications and information services. From June 1988 to June 1990, Mr. Frosh served as Director of Marketing for Optima Retail Systems, a privately held company, which manufactured and marketed inventory control systems for the retail apparel industry. Mr. Frosh received a bachelor's degree in marketing from Central Michigan University in 1980 and a master's degree in business administration from Claremont Graduate School in 1999.

SCOTT BROOMFIELD has over 20 years experience, with 15 years direct experience with high technology firms and companies in distress. He is presently the CEO of VisualE, a start-up software company specializing in solutions that enable businesses to rapidly deploy business systems that can be modified quickly to meet constantly changing business requirements. From 1998 through 2001, Scott was the CEO of Centura Software Corporation, a $55 million software company, where he was recruited to return capital for the investors. He was successful in the repositioning Centura to wireless computing and accomplished a ten-fold capital return to its major investors, before eventually selling the business to Platinum Equity Holdings. From 1989 through 1997, he was a principal with Hickey & Hill, Inc. a business turn around management firm. In this capacity, as a principal, he held senior operational, financial and advisory positions with Trilogy Systems, Dazix, DEC, Etec, InVision and Samsung. Mr. Broomfield holds an MBA from Santa Clara University.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The following table sets forth information concerning compensation paid by the Company for services rendered to the Company during fiscal year ended September 30, 2001, and the prior two fiscal years, to the Company's Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000 (each "Named Executive Officer"):

------------------------------------------------------------------------------------------
                               SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------
                    ANNUAL COMPENSATION                      LONG-TERM
                                                             COMPENSATION
------------------------------------------------------------------------------------------
                                                             AWARDS
------------------------------------------------------------------------------------------
                                                             SECURITIES
NAME AND                                                     UNDERLYING
PRINCIPAL                                     OTHER ANNUAL   OPTIONS/      ALL OTHER
POSITION          YEAR    SALARY    BONUS(1)  COMPENSATION   SARS (#)      COMPENSATION(2)
------------------------------------------------------------------------------------------
Geoffrey Knapp    2001    $266,000  $     --             --              0         $2,000
Chairman of the   2000    $242,000  $     --             --              0         $8,000
Board and CEO     1999    $223,000  $140,000             --              0         $9,000
------------------------------------------------------------------------------------------
Paul Caceres      2001    $141,000  $     --             --              0         $5,000
CFO and CAO       2000    $141,000  $     --             --              0         $4,000
                  1999    $137,000  $ 62,000             --              0         $5,000
------------------------------------------------------------------------------------------

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

STOCK OPTIONS GRANTED AND EXERCISED DURING 2001

-----------------------------------------------------------------------------------------
                  OPTION GRANTS IN FISCAL YEAR 2001 -- INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------------
                               % OF                                  POTENTIAL REALIZABLE
                  NUMBER OF    TOTAL                                 VALUE AT ASSUMED
                  SHARES       OPTIONS                               ANNUAL RATES OF
                  UNDERLYING   GRANTED     EXERCISE                  STOCK PRICE
                  OPTIONS      TO          OR BASE                   APPRECIATION FOR
                  GRANTED      EMPLOYEES   PRICE       EXPIRATION    OPTION TERM
NAME              NUMBER(1)    IN 2001     ($/SHARE)   DATE          5%($)/10%($)
-----------------------------------------------------------------------------------------
Geoffrey Knapp             --          --          --          --                  --
-----------------------------------------------------------------------------------------
Greg Freeze            15,000          5%       $3.56     4/26/11     $34,000/$85,000
-----------------------------------------------------------------------------------------
Paul Caceres           15,000          5%       $3.56     4/26/11     $34,000/$85,000
-----------------------------------------------------------------------------------------

    (1) Options granted in fiscal 2001 vest over a four year period.

    (2) The exercise price was equal to the market price on the date of grant.

The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.

--------------------------------------------------------------------------------
          AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES
--------------------------------------------------------------------------------
                                     NUMBER OF UNEXERCISED  VALUE OF UNEXERCISED
                                     OPTIONS AT             IN-THE-MONEY OPTIONS
              SHARES       VALUE     SEPT. 30, 2001         AT SEPT. 30, 2001
              ACQUIRED     REALIZED  EXERCISABLE/           EXERCISABLE/
NAME          ON EXERCISE  (1)       UNEXERCISABLE          UNEXERCISABLE
--------------------------------------------------------------------------------
Geoff Knapp            --        --       95,000/35,000         $76,000/$--
--------------------------------------------------------------------------------
Greg Freeze            --        --        2,000/13,000             $--/$--
--------------------------------------------------------------------------------
Paul Caceres           --        --       31,000/24,000          17,000/$--
--------------------------------------------------------------------------------

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

The committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 2001, the compensation for the Chief Executive Officer and the other executive officers was comparable to other Chief Executive Officers and executive offices of middle market companies in related industries.

Mr. Knapp, a member of the Committee, is also an executive officer of the Company. However, Mr. Knapp abstained from any considerations with respect to any decision directly affecting his compensation.

        COMPENSATION COMMITTEE

        WALTER STRAUB, SCOTT BROOMFIELD, AND GEOFFREY D. KNAPP
        DECEMBER 1, 2001

1993 STOCK OPTION PLAN

In April 1993, the shareholders of the Company approved the Company's 1993 Stock Option Plan (the "1993 Plan") under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 1,200,000 shares of the Company's common stock. The Plan has a term of ten years. There have been 1,154,000 options granted under the 1993 Plan as of September 30, 2001.

2000 STOCK OPTION PLAN

In April 2000, the Board of Directors of the Company approved the Company's 2000 Stock Option Plan (the "2000 Plan") under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 500,000 shares of the Company's common stock. The Plan term is unlimited in duration. There have been 319,000 options granted under the 2000 Plan as of September 30, 2001.

401-K PLAN

In July 1991, the Company adopted a contributory profit-sharing plan under
Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. The Company's contributions are at the discretion of the board of directors. There was no Company contribution for the fiscal year ended September 30, 2001.

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total returns for the Company, the Nasdaq Composite Stock Market Index and the Nasdaq Computer and Data Processing Services Index, during the period commencing on September 30, 1996 and ending on September 30 2001. The comparison assumes $100 was invested on September 30, 1996 in each of the Common stock, the Nasdaq Stock Market Composite Index, and the Nasdaq Computer and Data Processing Services Stock Index and assumes the reinvestment of all dividends, if any.

                              [PERFORMANCE GRAPH]



                                    1996    1997    1998    1999    2000    2001
                                    ----    ----    ----    ----    ----    ----
NASDAQ STOCK MARKET                  100     137     139     228     302     124
NASDAQ COMPUTER & DATA PROCESSING    100     135     175     298     374     134
  SERVICES STOCKS
CAM COMMERCE SOLUTIONS STOCK         100      62      74     224     108      70

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as of September 30, 2001, certain information regarding ownership of the Company's Common Stock by (i) each person that the Company knows is the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director and executive officer of the Company who owns Common Stock and (iii) all directors and officers as a group.

--------------------------------------------------------------------------------
                                            SHARES BENEFICIALLY OWNED
--------------------------------------------------------------------------------

                NAME AND ADDRESS OF   AMOUNT & NATURE OF   PERCENTAGE OF CLASS
TITLE OF CLASS  BENEFICIAL OWNER      BENEFICIAL OWNER(9)  (10)
--------------------------------------------------------------------------------
Common Stock    Geoffrey D. Knapp(1)          396,000(2)                  11.8%
--------------------------------------------------------------------------------
Common Stock    Paul Caceres(1)                31,000(3)                   0.9%
--------------------------------------------------------------------------------
Common Stock    Walter W. Straub(1)           107,000(4)                   3.2%
--------------------------------------------------------------------------------
Common Stock    David Frosh(1)                 59,000(5)                   1.8%
--------------------------------------------------------------------------------
Common Stock    Corley Phillips(1)             49,000(6)                   1.5%
--------------------------------------------------------------------------------
Common Stock    Scott Broomfield(1)            23,000(7)                   0.7%
--------------------------------------------------------------------------------
Common Stock    Greg Freeze(1)                  2,000(8)                   0.5%
--------------------------------------------------------------------------------
Common Stock    All Directors and
                Officers as a Group
                (of 6 persons)(1)             666,000                     20.4%
--------------------------------------------------------------------------------

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

(3) Includes options to purchase (i) an aggregate of 15,000 shares of Common Stock until January 3, 2004, at a price of $2.13 per share (ii) options to purchase an aggregate of 10,000 shares until December 16, 2006, at a price of $3.75 per share (iii) options to purchase an aggregate of 15,000 shares until August 2, 2010, at a price of $5.37 per share (iv) options to purchase an aggregate of 15,000 shares until April 26, 2011, at a price of $3.56 per share.

(4) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share (ii) an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.38 per share (iii) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share (iv) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (v) an aggregate of 4,400 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (vi) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share
     (vii) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share (viii) an aggregate of 7,500 shares until the sooner of August 2, 2010, or twelve months after ceasing to serve as a director at a price of $5.38 per share (ix) an aggregate of 7,500 shares until the sooner of April 5, 2011, or twelve months after ceasing to serve as a director, at a price of $3.56 per share.

(5) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $5.50 per share (ii) an aggregate of 40,000 shares until June 10, 2006, at a price of $2.50 per share (iii) an aggregate of 4,400 shares until the sooner of May 8, 2007 or twelve months after ceasing to serve as a director, at a price of $3.38 per share (iv) an aggregate of 7,500 shares until the sooner of April 5, 2011, or twelve months after ceasing to serve as a director, at a price of $3.56 per share.

(6) Includes options to purchase (i) an aggregate of 5,000 shares until the sooner of September 23, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share (ii) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share (iii) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share (iv) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve as a director at a price of $5.38 per share (v) an aggregate of 7,500 shares until the sooner of August 2, 2010, or twelve months after ceasing to serve as a director at a price of $5.38 per share
     (vi) an aggregate of 7,500 shares until the sooner of April 5, 2011, or twelve months after ceasing to serve as a director, at a price of $3.56 per share.

(7) Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share (ii) an aggregate of 360 shares until the sooner of April 22, 2009, or twelve months after ceasing to serve as a director at a price of $5.25 per share (iii) an aggregate of 7,500 shares until the sooner of August 2, 2010, or twelve months after ceasing to serve at a director at a price of $5.38 per share (iv) an aggregate of 7,500 shares until the sooner of April 5, 2011, or twelve months after ceasing to serve as a director, at a price of $3.56 per share.

(8) Includes options to purchase an aggregate of 15,000 shares, until the sooner of April 26, 2011, at a price of $3.56 per share.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

During the fiscal year ended September 30, 2001, the Company granted non-qualified options to certain employees and directors to purchase an aggregate of 324,000 shares of Common Stock of the Company at a price ranging from $3.56 to $7 per share expiring ten years from the date of grant. The Company leases a building from an officer of the Company. The Company paid $144,000 in lease payments to the officer during the fiscal year ended September 30, 2001.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements required to be filed hereunder are listed on page 7 hereof. See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

(a)  2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of the Company is included on the page hereof indicated below:

                                                                        Page
Schedule II - Valuation and Qualifying Accounts                          24

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

10(d) Extension to Company's Lease for premises at Fountain Valley, California (incorporated by reference to Exhibit 10 (i) to the 1993 Annual Report on Form 10-K filed on December 27, 1993 --SEC File No. 0-16569).

10(e) Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and
(i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(f) Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(h) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(i) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(j) Fountain Valley New Office Lease Agreement.

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2001.

23 Consent of Independent Auditors.


(b)  REPORTS ON FORM 8-K

There was no Form 8-K filed during the year ended September 30, 2001.

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

                             CAM COMMERCE SOLUTIONS, INC.

                             By: /s/ Geoffrey D. Knapp
                                 ---------------------------------
                                 Geoffrey D. Knapp,
                                 Chief Executive Officer


                             By: /s/ Paul Caceres.
                                 ---------------------------------
                                 Paul Caceres,
                                 Chief Financial Officer and Chief
                                 Accounting Officer

                             Date: December 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Geoffrey D. Knapp         Chief Executive               December 20, 2001
-----------------------       Officer and Chairman
Geoffrey D. Knapp             of the Board

/s/ David Frosh               Director                      December 20, 2001
-----------------------
David Frosh

/s/ Walter W. Straub          Director                      December 20, 2001
-----------------------
Walter W. Straub

/s/ Corley Phillips           Director                      December 20, 2001
-----------------------
Corley Phillips

/s/ Scott Broomfield          Director                      December 20, 2001
-----------------------
Scott Broomfield

                          CAM COMMERCE SOLUTIONS, INC.
                                    INDEX TO
                      CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                   ITEM 14(a)

                                                          Page Reference
                                                          --------------
                                                   Annual Report
                                                  to Stockholders      Form 10-K
                                                  ---------------      ---------
Report of Independent Auditors                            16

Consolidated Balance Sheets at
 September 30, 2001 and 2000                               6

Statements of Consolidated Operations for the Years
 Ended September 30, 2001, 2000 and 1999                   7

Statements of Consolidated Cash Flows for the Years
 Ended September 30, 2001, 2000 and 1999                   8

Statement of Consolidated Stockholders' Equity
 for the Years Ended September 30, 2001,
 2000 and 1999                                             9

Notes to Consolidated Financial Statements             10-15

Report of Independent Auditors on
 Financial Statement Schedule                                             21

II.     Valuation and Qualifying Accounts
         for the Years Ended September 30, 2001, 2000 and 1999            24

Consent of Independent Auditors                                           24

All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors
CAM Commerce Solutions, Inc.


We have audited the consolidated financial statements of CAM Commerce Solutions, Inc. as of September 30, 2001 and 2000, and for each of the three years in the period ended September 30, 2001, and have issued our report thereon dated November 9, 2001. Our audits also included the financial statement schedule of CAM Commerce Solutions, Inc. listed in the accompanying index to consolidated financial statements and financial statement schedule (Item 14(a)). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            /s/ ERNST & YOUNG LLP



Orange County, California
November 9, 2001

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

10(d)          Extension to Company's Lease for premises at Fountain Valley,
               California (incorporated by reference to Exhibit 10 (i) to the 1993 Annual Report on Form 10-K filed on December 27, 1993 --SEC
               File No. 0-16569).

10(e)          Employment Agreement, and Change in Control Agreements for
               Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(f)          Employment Agreement, and Change in Control Agreements for Paul
               Caceres, dated January 1, 1996, (incorporated by reference to
               Exhibits 10 (j) and (k) to the Form 10-Q for the period ended
               March 31, 1996, filed on May 7, 1996).

10(h) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26,
               1998).

10(i)          2000 Stock Option Plan (incorporated by reference to Exhibit
               10(i) to the 2000 Annual Report on Form 10-K filed on December
               21, 2000).

10(j)          Fountain Valley New Office Lease Agreement.

13(a)          Annual Report to Stockholders for the fiscal year ended September
               30, 2001.

23             Consent of Independent Auditors.

CAM COMMERCE SOLUTIONS, INC.
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

------------------------------------------------------------------------------------------
                                     (REDUCTIONS)/
                    BALANCE AT       ADDITIONS        DEDUCTIONS/ACCOUNTS
                    BEGINNING OF     CHARGED TO       WRITTEN OFF NET     BALANCE AT END
                    YEAR             INCOME           OF RECOVERIES       OF YEAR
------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts Receivable
------------------------------------------------------------------------------------------
2001                       $310,000         $108,000            $168,000         $250,000
------------------------------------------------------------------------------------------
2000                       $380,000         $417,000            $487,000         $310,000
------------------------------------------------------------------------------------------
1999                       $235,000         $490,000            $345,000         $380,000
------------------------------------------------------------------------------------------