Form 10-Q
period 2001-12-31
CAM COMMERCE SOLUTIONS INC
filed 2002-02-12
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)   Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

OR

(   )    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-16569

CAM COMMERCE SOLUTIONS, INC.

(Exact name of registrant as specified in its Charter)

Delaware	95-3866450
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17520 Newhope Street Fountain Valley, California	92708
(Address of principal Executive offices)	(Zip code)

(714) 241-9241

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ]

As of December 31, 2001 there were 3,063,290 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

INDEX

PART I Financial Information

Item 1 Condensed Consolidated Financial Statements:	Page Number

• Condensed Consolidated Balance Sheets at December 31, 2001 and September 30, 2001	3
• Condensed Consolidated Statement of Operations for the three months ended December 31, 2001 and 2000	4
• Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2001 and 2000	5
• Notes to Condensed Consolidated Financial Statements	6-8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

PART II Other Information	11
• Signature Page	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAM COMMERCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	DECEMBER 31	SEPTEMBER 30
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,581	$9,451
Accounts receivable, net	1,555	2,262
Inventories	426	465
Prepaid expenses	179	124

Total current assets	11,741	12,302
Property and equipment, net	706	763
Intangible assets, net	1,423	1,323
Other assets	452	408

Total assets	$14,322	$14,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$546	$733
Accrued compensation and related expenses	504	522
Customer deposits and deferred revenue	1,284	1,084
Other accrued liabilities	191	255

Total current liabilities	2,525	2,594
Stockholders’ equity:
Common stock, $.001 par value, 12,000 shares authorized, 3,063 shares issued and outstanding at December 31, 2001 and 3,023 at September 30, 2001	3	3
Paid-in capital	13,729	13,628
Retained deficit	(1,935)	(1,429)

Total stockholders’ equity	11,797	12,202

Total liabilities and stockholders’ equity	$14,322	$14,796

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED

	DECEMBER 31	DECEMBER 31
	2001	2000

REVENUES
Net hardware, software and installation revenues	$3,344	$3,782
Net service revenues	1,524	1,392

Total net revenues	4,868	5,174
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,849	1,959
Cost of service revenues	716	716

Total cost of revenues	2,565	2,675
Selling, general and administrative expenses	2,387	2,872
Research and development expenses	492	397
Interest income	(70)	(156)

Total costs and expenses	5,374	5,788

Loss before provision for income taxes	(506)	(614)
Provision for income taxes	—	—

Net loss and comprehensive loss	$(506)	$(614)

Basic net loss per share	$(0.17)	$(0.20)

Diluted net loss per share	$(0.17)	$(0.20)

Shares used in computing basic net loss per share	3,025	3,018
Shares used in computing diluted net loss per share	3,025	3,018

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	THREE MONTHS ENDED

	DECEMBER 31	DECEMBER 31
	2001	2000

Operating activities:
Net loss	$(506)	$(614)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	264	381
Net changes in operating assets and liabilities	566	(295)

Net cash provided by (used in) operations	324	(528)
Investing activities:
Purchase of property, plant and equipment	(46)	(133)
Business acquisition	(156)	(600)
Capitalized software	(93)	(56)

Cash used in investing activities	(295)	(789)
Financing activities:
Proceeds from exercise of stock options	101	20

Cash provided by financing activities	101	20

Net increase (decrease) in cash and cash equivalents	130	(1,297)
Cash and cash equivalents at beginning of period	9,451	10,444

Cash and cash equivalents at end of period	$9,581	$9,147

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

(In thousands, except per share data)

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

CAM Commerce Solutions Inc., (the Company), provides total commerce solutions for small to medium size, traditional and web retailers that are based on the Company’s open architecture software products for managing inventory, point of sale, sales transaction processing and accounting. In addition to software, these solutions often include hardware, installation, training, service and consulting provided by the Company.

Presentation of condensed consolidated financial statements

The accompanying financial statements of the Company for the three months ended December 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2001. Effective April 1, 2001 CAM Commerce Solutions, Inc. dissolved its wholly-owned subsidiary Microbiz Corporation (“Microbiz”) and have incorporated the product and operations into CAM.

Inventories

Inventories are stated at the lower of cost determined on a first-in, first-out basis, or net realizable value, and are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.

Statements of cash flows

Net changes in operating assets and liabilities as shown in the condensed consolidated statement of cash flows are as follows:

	THREE MONTHS ENDED

	DECEMBER 31	DECEMBER 31
	2001	2000

(Increase) decrease in:
Accounts receivable	$707	$(314)
Inventories	74	18
Prepaid expenses and other assets	(99)	(35)
Increase (decrease) in:
Accounts payable	(187)	48
Accrued compensation and related expenses	(18)	49
Customer deposits and deferred revenue	153	141
Other accrued liabilities	(64)	(202)

Net changes in operating assets and liabilities	$566	$(295)

Income taxes paid during the three months ended December 31, 2001 and 2000 were $5 and $1, respectively. There was no interest expense paid in the first three months of fiscal 2002 or 2001.

\

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

(In thousands, except per share data)

(Unaudited)

Net loss per share

Basic net loss per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net loss per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted loss per share if their effect is anti-dilutive. There are 1,021 options and 350 warrants outstanding at December 31, 2001 that were excluded from the computation because their effect is anti-dilutive. The computation of basic and diluted net loss per share for the three month periods ended December 31, 2001 and 2000 is as follows:

	THREE MONTHS ENDED

	DECEMBER 31	DECEMBER 31
	2001	2000

Numerator:
Net loss for basic and diluted net loss per share	$(506)	$(614)

Denominator:
Weighted-average shares outstanding	3,025	3,018

Denominator for basic net loss per share:
Weighted-average shares	3,025	3,018
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted net loss per share:
Weighted average shares and assumed conversions	3,025	3,018

Basic net loss per share	$(0.17)	$(0.20)

Diluted net loss per share	$(0.17)	$(0.20)

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

Acquisitions

In December 2001, the Company acquired certain assets of Addcash Systems to expand sales in the San Francisco Bay Area. Addcash Systems sells and services point of sale systems for small to medium size retailers. The acquisition was accounted for using the purchase method of accounting. The Company paid $156,000 in cash for the acquisition and assumed liabilities of $47,000 from Addcash, of which $135,000 has been capitalized as goodwill. Addcash Systems’ office location is in Burlingame, California.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

(In thousands, except per share data)

(Unaudited)

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Effective fiscal year 2002, the Company adopted Statement of Financial Accounting Standard No. 141, Business Combinations (“Statement 141”), No. 142, Goodwill and Other Intangible Assets (“Statement 142”), and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“Statement 144”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be subject to annual impairment tests in accordance with Statement 142. Other intangible assets will continue to be amortized over their useful lives. In accordance with Statement 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the components. The Company believes the adoption of Statement 144 will not have a material impact on the Company’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2001, as Compared to

Three Months Ended December 31, 2000

(All figures in thousands)

RESULTS OF OPERATIONS

NET REVENUES for the three months ended December 31, 2001 decreased 6% to $4.9 million, consisting of a 12% decrease in system revenues and a 9% increase in service revenues, compared to December 31, 2000. The decrease in system revenues compared to the three months ended December 31, 2000 was due to a decrease in upgrades and new system sales following the September 11 events. The increase in service revenues in the three months ended December 31, 2001 was related to X-Charge credit card processing revenue.

GROSS MARGIN for the three months ended December 31, 2001 was 47% compared to 48% for the three months ended December 31, 2000. Gross margin on system revenues decreased to 45% for the three months ended December 31, 2001 compared to 48% for the three months ended December 31, 2000. The decrease in margin on system sales was a result of more discounts given on sales and higher installation costs for the three months ended December 31, 2001. Gross margin for service revenue was 53% for the three months ended December 31, 2001 compared to 49% for the three months ended December 31, 2000. The increase in gross margin for service revenue was related to the X-Charge recurring credit card processing revenue, which yielded higher margins due to lower costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues decreased for the three month period ended December 31, 2001 to 49%, compared to 56% for the three month period ended December 31, 2000. Selling, general and administrative expenses for the three months ended December 31, 2001, decreased 17% to $2.4 million as compared to $2.9 million for the three months ended December 31, 2000. The decrease in selling, general and administrative expenses resulted from a decrease in headcount; a decrease in sales and marketing expenses related to MicroBiz; and a decrease in depreciation and amortization costs related to an asset impairment write off recognized in the third quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES for the three month period ended December 31, 2001 increased 24% to $492 compared to the same period ended December 31, 2000. The increase was related to the development of new software products and enhancements to existing software products.

INCOME TAXES, there was no provision for income taxes based on the loss for the three months ended December 31, 2001.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $9.6 million on December 31, 2001, compared to $9.5 million on September 30, 2001. The Company generated $324 from operations, expended $139 for fixed assets and capitalized software development, used $156 for a business acquisition, and received $101 from the exercise of stock options during the three months ended December 31, 2001, compared to the use of $528 for operations, $189 for fixed assets and capitalized software development, and $600 for the Genesis acquisition during the three months ended December 31, 2000.

The Company has committed $250,000 for furnishings and lease improvements of a new office building for Corporate Headquarter. Management believes the Company’s existing working capital, coupled with funds generated from the Company’s operations, and funds raised from an Equity Private Placement in fiscal 2000, will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on the Company’s operations.

This Item II section contains certain forward looking statements regarding the Company, its business, liquidity, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, liquidity, prospects and results of operations to differ materially from those that may be anticipated by such forward looking statements. All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future revenue and expense levels, capital requirements, and the Company’s ability to generate cash from operations, are forward looking statements based on current expectations. No assurances can be given that events or results mentioned in any such forward looking statements will in fact occur. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Securities and Exchange Commission.

CAM COMMERCE SOLUTIONS, INC.

PART II — OTHER INFORMATION

Items 1- 5	Not Applicable

Item 6	Exhibits and Reports on Form 8-K

(A) Exhibits:	None

Reports on Form 8-K	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date:	February 12, 2002	By	/S/ Paul Caceres Jr.

Paul Caceres Jr. Chief Financial and Accounting Officer