Form 10-Q
period 2002-03-31
CAM COMMERCE SOLUTIONS INC
filed 2002-05-14
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from to

Commission file number 0-16569

CAM COMMERCE SOLUTIONS, INC.

(Exact name of registrant as specified in its Charter)

Delaware	95-3866450

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17075 Newhope Street Fountain Valley, California	92708

(Address of principal Executive offices)	(Zip code)

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

Yes X     No

As of March 31, 2002 there were 3,063,590 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

INDEX

			Page Number

PART I	Financial Information
Item 1	Condensed Consolidated Financial Statements:
	•	Condensed Consolidated Balance Sheets at March 31, 2002 and September 30, 2001	3
	•	Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4
	•	Condensed Consolidated Statements of Operations for the six months ended March 31, 2002 and 2001	5
	•	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001	6
	•	Notes to Condensed Consolidated Financial Statements	7-9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results Operations		10-11
PART II	Other Information		12
	•	Signature Page	13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAM COMMERCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	(Unaudited) MARCH 31	SEPTEMBER 30
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,181	$9,451
Accounts receivable, net	1,513	2,262
Inventories	545	465
Prepaid expenses	493	124

Total current assets	11,732	12,302
Property and equipment, net	1,007	763
Intangible assets, net	1,380	1,323
Other assets	375	408

Total assets	$14,494	$14,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$686	$733
Accrued compensation and related expenses	451	522
Customer deposits and deferred revenue	1,360	1,084
Other accrued liabilities	196	255

Total current liabilities	2,693	2,594
Notes payable	16	—
Stockholders’ equity:
Common stock, $.001 par value, 12,000 shares authorized, 3,064 shares issued and outstanding at March 31, 2002 and 3,023 at September 30, 2001	3	3
Paid-in capital	13,730	13,628
Retained deficit	(1,948)	(1,429)

Total stockholders’ equity	11,785	12,202

Total liabilities and stockholders’ equity	$14,494	$14,796

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED

	MARCH 31	MARCH 31
	2002	2001

REVENUES
Net hardware, software and installation revenues	$3,095	$3,587
Net service revenues	1,651	1,490

Total net revenues	4,746	5,077
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,545	1,951
Cost of service revenues	722	784

Total cost of revenues	2,267	2,735
Selling, general and administrative expenses	2,457	3,005
Research and development expenses	465	428
Interest income	(55)	(122)

Total costs and expenses	5,134	6,046

Loss before benefit for income taxes	(388)	(969)
Benefit for income taxes	(375)	—

Net loss and comprehensive loss	$(13)	$(969)

Basic net loss per share	$—	$(0.32)

Diluted net loss per share	$—	$(0.32)

Shares used in computing basic net loss per share	3,060	3,019
Shares used in computing diluted net loss per share	3,060	3,019

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	SIX MONTHS ENDED

	MARCH 31	MARCH 31
	2002	2001

REVENUES
Net hardware, software and installation revenues	$6,439	$7,368
Net service revenues	3,175	2,883

Total net revenues	9,614	10,251
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	3,394	3,910
Cost of service revenues	1,438	1,500

Total cost of revenues	4,832	5,410
Selling, general and administrative expenses	4,844	5,786
Research and development expenses	957	916
Interest income	(125)	(278)

Total costs and expenses	10,508	11,834

Loss before benefit for income taxes	(894)	(1,583)
Benefit for income taxes	(375)	—

Net loss and comprehensive loss	$(519)	$(1,583)

Basic net loss per share	$(0.17)	$(0.52)

Diluted net loss per share	$(0.17)	$(0.52)

Shares used in computing basic net loss per share	3,042	3,018
Shares used in computing diluted net loss per shares	3,042	3,018

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	SIX MONTHS ENDED

	MARCH 31	MARCH 31
	2002	2001

Operating activities:
Net loss	$(519)	$(1,583)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	528	780
Loss on disposal of furniture and equipment	7	—
Provision for doubtful accounts	(50)	—
Net changes in operating assets and liabilities	486	(10)

Net cash provided by (used in) operations	452	(813)
Investing activities:
Purchase of property, plant and equipment	(483)	(234)
Business acquisition	(156)	(600)
Capitalized software	(185)	(115)

Cash used in investing activities	(824)	(949)
Financing activities:
Proceeds from exercise of stock options	102	27

Cash provided by financing activities	102	27

Net decrease in cash and cash equivalents	(270)	(1,735)
Cash and cash equivalents at beginning of period	9,451	10,444

Cash and cash equivalents at end of period	$9,181	$8,709

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

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

Presentation of condensed consolidated financial statements

The accompanying financial statements of the Company for the three and six months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2001. Effective April 1, 2001 CAM Commerce Solutions, Inc. dissolved its wholly-owned subsidiary Microbiz Corporation (“Microbiz”) and have incorporated the product and operations into CAM.

Inventories

Inventories are stated at the lower of cost determined on a first-in, first-out basis, or net realizable value, and are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.

Statements of cash flows

Net changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows are as follows:

	SIX MONTHS ENDED

	MARCH 31	MARCH 31
	2002	2001

(Increase) decrease in:
Accounts receivable	$799	$(299)
Inventories	(45)	120
Income tax receivable	(375)	—
Prepaid expenses and other assets	39	(42)
Increase (decrease) in:
Accounts payable	(47)	79
Accrued compensation and related expenses	(71)	12
Customer deposits and deferred revenue	229	325
Other accrued liabilities	(43)	(205)

Net changes in operating assets and liabilities	$486	$(10)

Income taxes paid during the six months ended March 31, 2002 and 2001 were $8 and $0, respectively. There was no interest expense paid in the first six months of fiscal 2002 or 2001.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(In thousands, except per share data)

(Unaudited)

Net loss per share

Basic net loss per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net loss per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted loss per share if their effect is anti-dilutive. There are 1,021 options and 350 warrants outstanding at March 31, 2002 that were excluded from the computation because their effect is anti-dilutive. The computation of basic and diluted net loss per share for the three and six month periods ended March 31, 2002 and 2001 is as follows:

	THREE MONTHS ENDED

	MARCH 31	MARCH 31
	2002	2001

Numerator:
Net loss for basic and diluted net loss per share	$(13)	$(969)

Denominator:
Weighted-average shares outstanding	3,060	3,019

Denominator for basic net loss per share:
Weighted-average shares	3,060	3,019
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted net loss per share:
Weighted average shares and assumed conversions	3,060	3,019

Basic net loss per share	$—	$(0.32)

Diluted net loss per share	$—	$(0.32)

	SIX MONTHS ENDED

	MARCH 31	MARCH 31
	2002	2001

Numerator:
Net loss for basic and diluted net loss per share	$(519)	$(1,583)

Denominator:
Weighted-average shares outstanding	3,042	3,018

Denominator for basic net loss per share:
weighted-average shares	3,042	3,018
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted net loss per share weighted average shares and assumed conversions	3,042	3,018

Basic net loss per share	$(0.17)	$(0.52)

Diluted net loss per share	$(0.17)	$(0.52)

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

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

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform with the fiscal 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, as Compared to Three Months Ended March 31, 2001

Six Months Ended March 31, 2002 as Compared to Six Months Ended March 31, 2001

(All figures in thousands)

RESULTS OF OPERATIONS

NET REVENUES for the three months ended March 31, 2002 decreased 7% to $4.7 million, consisting of a 14% decrease in system revenues and an 11% increase in service revenues, compared to March 31, 2001. Net revenue for the six months ended March 31, 2002 decreased 6% to $9.6 million, consisting of a 13% decrease in system revenues and a 10% increase in service revenues, compared to the same period in 2001. The decrease in system revenues compared to the three and six months ended March 31, 2001 was related to a decrease in new system sales due to weakness in the market following the September 11 events. The increase in service revenues in the three and six months ended March 31, 2002 was related to X-Charge credit card processing revenue and the additional service revenues from the acquisition of Addcash customer base.

GROSS MARGIN for the three and six months ended March 31, 2002 was 52% and 50%, respectively, compared to 46% for the three months and 47% for the six months ended March 31, 2001. Gross margin on system revenues increased to 50% for the three months ended March 31, 2002 compared to 46% for the three months ended March 31, 2001 and remained flat for the six months ended March 31, 2002, compared to the same period in 2001. The increase in margin on system sales for the three months ended March 31, 2002 was a result of lower discounts given on sales and headcount decrease in installation, warehouse, and production departments due to layoffs. Gross margin for service revenue was 56% and 55% for the three and six months ended March 31, 2002, respectively, compared to 47% and 48% for the same periods in 2001. The increase in gross margin for service revenue was related to the X-Charge recurring credit card processing revenue, which yielded higher margins due to lower costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues decreased for the three month period ended March 31, 2002 to 52%, compared to 59% for the three month period ended March 31, 2001. Selling, general and administrative expenses for the three months ended March 31, 2002 decreased 18% to $2.5 million, compared to $3.0 million for the three months ended March 31, 2001. Selling, general and administrative expenses expressed as a percentage of net revenues decreased for the six month period ended March 31, 2002 to 50%, compared to 56% for the same period in 2001. Selling, general and administrative expenses for the six months ended March 31, 2002 decreased 16% to $4.8 million, compared to $5.8 million for the same period in 2001. The decrease in selling, general and administrative expenses resulted from a decrease in headcount related to layoffs; a decrease in sales and marketing expenses related to the elimination of separate marketing and advertising for MicroBiz product and incorporating it with CAM marketing channels; and a decrease in depreciation and amortization costs related to an asset impairment write off recognized in the third quarter of 2001.

RESEARCH AND DEVELOPMENT EXPENSES for the three and six months ended March 31, 2002 was $465 and $957, respectively, compared to $428 for the three months and $916 for the six months ended March 31, 2001. The increase was related to the development of new software products and enhancements to existing software products for Retail Star and i.CAM32.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

INCOME TAX BENEFIT of $375 was recorded as an income tax receivable as of March 31, 2002 as a result of a recent tax law revision related to net loss carrybacks. There was no provision for income taxes based on the loss for the three and six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $9.2 million on March 31, 2002, compared to $9.5 million on September 30, 2001. The Company generated $452 from operations, expended $668 for fixed assets and capitalized software development, used $156 for a business acquisition, and received $102 from the exercise of stock options during the six months ended March 31, 2002, compared to the use of $813 for operations, $349 for fixed assets and capitalized software development, and $600 for business acquisition during the six months ended March 31, 2001. The 2002 expenditure for fixed assets was related to furnishings and leasehold improvements for the new Corporate Headquarter office building.

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

CAM COMMERCE SOLUTIONS, INC.

PART II — OTHER INFORMATION

Items 1 — 5	Not Applicable

Item 6	Exhibits and Reports on Form 8-K

(A) Exhibits:	None

Reports on Form 8-K	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: May 14, 2002	By /S/ Paul Caceres Jr.
Paul Caceres Jr. Chief Financial and Accounting Officer