Form 10-Q
period 2002-06-30
CAM COMMERCE SOLUTIONS INC
filed 2002-08-13
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Yes [X] No [   ]

As of June 30, 2002 there were 3,068,990 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

INDEX

Page Number
PART I Financial Information

Item 1 Condensed Consolidated Financial Statements:

• Condensed Consolidated Balance Sheets at June 30, 2002 and September 30, 2001	3
• Condensed Consolidated Statements of Operations for the three months ended June 30, 2002 and 2001	4
• Condensed Consolidated Statements of Operations for the nine months ended June 30, 2002 and 2001	5
• Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001	6
• Notes to Condensed Consolidated Financial Statements	7-10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-12

PART II Other Information	13
• Signature Page	14

Exhibit 99.1 (Certification Pursuant to the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAM COMMERCE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	JUNE 30	SEPTEMBER 30
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$8,695	$9,451
Marketable available-for-sale securities	1,496	—
Accounts receivable, net	1,476	2,262
Inventories	413	465
Prepaid expenses	104	124

Total current assets	12,184	12,302
Property and equipment, net	1,003	763
Intangible assets, net	1,340	1,323
Other assets	356	408

Total assets	$14,883	$14,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423	$733
Accrued compensation and related expenses	450	522
Customer deposits and deferred revenue	1,224	1,084
Other accrued liabilities	191	255

Total current liabilities	2,288	2,594
Long term liabilities:
Notes payable	15	—

Total liabilities	2,303	2,594
Stockholders’ equity:
Common stock, $.001 par value, 12,000 shares authorized, 3,069 shares issued and outstanding at June 30, 2002 and 3,023 at September 30, 2001	3	3
Paid-in capital	13,784	13,628
Accumulated other comprehensive loss	(11)	—
Retained deficit	(1,196)	(1,429)

Total stockholders’ equity	12,580	12,202

Total liabilities and stockholders’ equity	$14,883	$14,796

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	THREE MONTHS ENDED

	JUNE 30	JUNE 30
	2002	2001

REVENUES
Net hardware, software and installation revenues	$3,739	$3,633
Net service revenues	1,644	1,345

Total net revenues	5,383	4,978
COSTS AND OPERATING EXPENSES
Cost of hardware, software and installation revenues	1,792	1,807
Cost of service revenues	663	707

Total cost of revenues	2,455	2,514
Selling, general and administrative expenses	2,542	2,546
Research and development expenses	409	456
Asset impairment charge	—	1,899

Total costs and operating expenses	5,406	7,415

Operating income (loss)	(23)	(2,437)
Interest income	60	103
Gain on disposal of assets	715	—

Income (loss) before benefit for income taxes	752	(2,334)
Benefit for income taxes	—	—

Net income (loss)	$752	$(2,334)

Basic net income (loss) per share	$0.25	$(0.77)

Diluted net income (loss) per share	$0.23	$(0.77)

Shares used in computing basic net income (loss) per share	3,062	3,020
Shares used in computing diluted net income (loss) per share	3,221	3,020

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	NINE MONTHS ENDED

	JUNE 30	JUNE 30
	2002	2001

REVENUES
Net hardware, software and installation revenues	$10,178	$11,001
Net service revenues	4,819	4,228

Total net revenues	14,997	15,229
COSTS AND OPERATING EXPENSES
Cost of hardware, software and installation revenues	5,178	5,717
Cost of service revenues	2,109	2,207

Total cost of revenues	7,287	7,924
Selling, general and administrative expenses	7,386	8,332
Research and development expenses	1,366	1,372
Asset impairment charge	—	1,899

Total costs and operating expenses	16,039	19,527

Operating loss	(1,042)	(4,298)
Interest income	185	381
Gain on disposal of assets	715	—

Loss before benefit for income taxes	(142)	(3,917)
Benefit for income taxes	(375)	—

Net income (loss)	$233	$(3,917)

Basic net income (loss) per share	$0.08	$(1.30)

Diluted net income (loss) per share	$0.07	$(1.30)

Shares used in computing basic net income (loss) per share	3,049	3,019
Shares used in computing diluted net income (loss) per share	3,204	3,019

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED

	JUNE 30	JUNE 31
	2002	2001

Operating activities:
Net income (loss)	$233	$(3,917)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	799	1,180
Gain on disposal of assets	(715)	—
Loss on disposal of property, plant and equipment	9	—
Provision for doubtful accounts	(100)	—
Asset impairment charge	—	1,899
Net changes in operating assets and liabilities	707	351

Net cash provided by (used in) operations	933	(487)
Investing activities:
Purchase of property, plant and equipment	(616)	(353)
Net proceeds from disposal of assets	720	—
Purchase of marketable securities	(1,507)
Business acquisition	(156)	(600)
Capitalized software	(286)	(190)

Cash used in investing activities	(1,845)	(1,143)
Financing activities:
Proceeds from exercise of stock options	156	29

Cash provided by financing activities	156	29

Net decrease in cash and cash equivalents	(756)	(1,601)
Cash and cash equivalents at beginning of period	9,451	10,444

Cash and cash equivalents at end of period	$8,695	$8,843

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except per share data)
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

CAM Commerce Solutions Inc., (the Company), provides total commerce solutions for small to medium size, traditional and web retailers that are based on the Company’s open architecture software products for managing inventory, point of sale, sales transaction processing and accounting. In addition to software, these solutions often include hardware, installation, training and service provided by the Company.

Presentation of condensed consolidated financial statements

The accompanying financial statements of the Company for the three and nine months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2001. Effective April 1, 2001 CAM Commerce Solutions, Inc. dissolved its wholly-owned subsidiary MicroBiz Corporation (“MicroBiz”) and have incorporated the product and operations into CAM.

Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value, and are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.

Marketable securities

All investment securities are considered to be available-for-sale and are carried at fair value. Management determines classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities consist of debt instruments that bear interest at various rates. As of June 30, 2002, gross unrealized losses on securities available-for-sale were $11. There were no realized gains (losses) for the nine month period ended June 30, 2002.

Comprehensive income (loss)

	THREE MONTHS		NINE MONTHS
	ENDED JUNE 30		ENDED JUNE 30

	2002	2001	2002	2001

Net income (loss)	752	(2,334)	233	(3,917)
Accumulated other comprehensive loss:
Unrealized loss on marketable securities	(11)	—	(11)	—

Comprehensive income (loss)	741	(2,334)	222	(3,917)

CAM COMMERCE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except per share data)
(Unaudited)

Statements of cash flows

Net changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows are as follows:

	NINE MONTHS ENDED

	JUNE 30	JUNE 30
	2002	2001

(Increase) decrease in:
Accounts receivable	$886	$(210)
Inventories	87	191
Prepaid expenses and other assets	72	113
Increase (decrease) in:
Accounts payable	(310)	67
Accrued compensation and related expenses	(72)	53
Customer deposits and deferred revenue	93	316
Other accrued liabilities	(49)	(179)

Net changes in operating assets and liabilities	$707	$351

Income taxes paid during the nine months ended June 30, 2002 and 2001 were $10 and $0, respectively. There was no interest expense paid in the first nine months of fiscal 2002 or 2001.

Net income (loss) per share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income (loss) per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted income (loss) per share if their effect is anti-dilutive. There are 455 options and 350 warrants outstanding at June 30, 2002 that were excluded from the computation because their effect is anti-dilutive. The computation of basic and diluted net income (loss) per share for the three and nine month periods ended June 30, 2002 and 2001 is as follows:

	THREE MONTHS ENDED

	JUNE 30	JUNE 30
	2002	2001

Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$752	$(2,334)

Denominator:
Weighted-average shares outstanding	3,062	3,020

Denominator for basic net income (loss) per share:
Weighted-average shares	3,062	3,020
Effect of dilutive securities:
Stock options	159	—

Denominator for diluted net income (loss) per share:
Weighted average shares and assumed conversions	3,221	3,020

Basic net income (loss) per share	$0.25	$(0.77)

Diluted net income (loss) per share	$0.23	$(0.77)

CAM COMMERCE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except per share data)
(Unaudited)

Net income (loss) per share (continued)

	NINE MONTHS ENDED

	JUNE 30	JUNE 30
	2002	2001

Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$233	$(3,917)

Denominator:
Weighted-average shares outstanding	3,049	3,019

Denominator for basic net income (loss) per share:
weighted-average shares	3,049	3,019
Effect of dilutive securities:
Stock options	155	—

Denominator for diluted net income (loss) per share weighted average shares and assumed conversions	3,204	3,019

Basic net income (loss) per share	$0.08	$(1.30)

Diluted net income (loss) per share	$0.07	$(1.30)

Revenue Recognition Policy

The Company derives revenue from the sale of computer hardware, computer software, post contract customer support (PCS), installation and consulting services. System revenue from hardware and software sales is recognized at the time of shipment. Service revenue allocable to PCS is recognized ratably on a monthly basis over the period of the service contract. Consulting revenue is recognized in the period the service is performed. The Company defers and recognizes installation revenue upon completion of the installation process.

Acquisitions

In December 2001, the Company acquired certain assets of Addcash Systems to expand sales in the San Franciso Bay Area. Addcash Systems sells and services point of sale systems for small to medium size retailers. The acquisition was accounted for using the purchase method of accounting. The Company paid $156 in cash for the acquisition and assumed liabilities of $47 from Addcash, of which $135 has been capitalized as goodwill. Addcash Systems’ office location is in Burlingame, California.

Disposal of Assets-Access Retail Management Division

In May 2002, the Company completed the sale of assets of Access Retail Management for $800 in cash to Private Business Inc. Access Retail Management provides merchandise planning services to retailers. The net gain from the sale of assets totaled $715. Revenue from Access consulting services represented 3% of the Company’s revenues for fiscal year ended September 30, 2001. As part of the purchase agreement, Private Business Inc. shall discontinue selling its retail management point of sale system, and become a reseller of CAM’s Retail STAR point of sale system and X-Charge credit card processing services.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
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

During the quarter ended June 30, 2001, the Company performed a review for impairment of all long-lived assets. Based on its evaluation, the Company determined that all long-lived assets related to MicroBiz were fully impaired and other long-lived assets related to ICS and capitalized software were partially impaired. As a result, the Company recorded an impairment charge of $1,899. The Company believes no additional impairment exists related to the long-lived assets at June 30, 2002.

Intangible Assets

The Company capitalizes costs incurred to develop new marketable software and enhance the Company’s existing systems software. Costs incurred in creating the software are charged to expense when incurred as research and development until technological feasibility has been established through the development of a detailed program design. Once technological feasibility has been established, software production costs are capitalized and reported at the lower of amortized cost or net realizable value.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform with the fiscal 2002 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended June 30, 2002, as Compared to Three Months Ended June 30, 2001
Nine Months Ended June 30, 2002 as Compared to Nine Months Ended June 30, 2001

RESULTS OF OPERATIONS

NET REVENUES for the three months ended June 30, 2002 increased 8% to $5.4 million, consisting of a 3% increase in system revenues and a 22% increase in service revenues, compared to June 30, 2001. Net revenue for the nine months ended June 30, 2002 decreased 2% to $15.0 million, consisting of a 7% decrease in system revenues and a 14% increase in service revenues, compared to the same period in 2001. The increase in system revenues compared to the three month ended June 30, 2001 was related to more favorable pricing on system sales. There were less new system sales in the nine months ended June 30, 2002 compared to the same period of 2001 due to more cautious attitude by retailers to purchase capital equipment following the September 11 events. The increase in service revenues in the three and nine months ended June 30, 2002 compared to the same periods in 2001 was related to X-Charge credit card processing revenue and the additional service revenues from the acquisition of Addcash customer base.

GROSS MARGIN for the three and nine months ended June 30, 2002 was 54% and 51%, respectively, compared to 49% for the three months and 48% for the nine months ended June 30, 2001. Gross margin on system revenues for the three and nine months ended June 30, 2002 increased to 52% and 49%, respectively, compared to 50% for the three months and 48% for the nine months ended June 30, 2001. The increase in margin on system sales for the three and nine months ended June 30, 2002 was a result of lower discounts given on sales and personnel decreases in installation, warehouse, and production departments. Gross margin for service revenue was 60% and 56% for the three and nine months ended June 30, 2002, respectively, compared to 47% and 48% for the same periods in 2001. The increase in gross margin for service revenue was related to the X-Charge recurring credit card processing revenue. This revenue has a lower cost structure than the technical support service revenue, which yielded higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES expressed as a percentage of net revenues decreased for the three month period ended June 30, 2002 to 47%, compared to 51% for the three month period ended June 30, 2001. Selling, general and administrative expenses for the three months ended June 30, 2002 remained flat at $2.5 million, compared to the same period in 2001. Selling, general and administrative expenses expressed as a percentage of net revenues decreased for the nine month period ended June 30, 2002 to 49%, compared to 55% for the same period in 2001. Selling, general and administrative expenses for the nine months ended June 30, 2002 decreased 11% to $7.4 million, compared to $8.3 million for the same period in 2001. The decrease in selling, general and administrative expenses resulted from a decrease in personnel; a decrease in sales and marketing expenses related to the elimination of separate marketing and advertising for MicroBiz product and incorporating it with CAM marketing channels; and a decrease in depreciation and amortization costs related to an asset impairment write off recognized in the third quarter of 2001.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESEARCH AND DEVELOPMENT EXPENSES for the three months ended June 30, 2002 decreased 10% to $409,000, compared to $456,000 for the three months ended June 30, 2001. The decrease was attributed to a decrease in research and development expense related to the MicroBiz product and the increased capitalization in software costs related to the development of new software products and enhancement of existing software products. Research and development expenses for the nine month period ended June 30, 2002 remained flat at $1.4 million compared to the same period in 2001.

INCOME TAX BENEFIT of $375,000 was recorded as of June 30, 2002 as a result of a recent tax law revision related to net loss carrybacks. There was no provision for income taxes based on the pre-tax loss for the nine months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents totaled $8.7 million on June 30, 2002, compared to $9.5 million on September 30, 2001. The Company generated $933,000 from operations, expended $902,000 for fixed assets and capitalized software development, used $156,000 for a business acquisition and $1.5 million for purchase of marketable securities, and received $156,000 from the exercise of stock options and $720,000 from the sale of Access division during the nine months ended June 30, 2002, compared to the use of $487,000 for operations, $543,000 for fixed assets and capitalized software development, and $600,000 for business acquisition and received $29,000 from the exercise of stock options during the nine months ended June 30, 2001. The 2002 expenditure for fixed assets was related to furnishings and leasehold improvements for the new Corporate Headquarter office building.

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

On April 11, 2002, the Company held its annual meeting of shareholders. The percentage of shares voted totaled 86% of the total outstanding shares. The following items were voted upon at the annual meeting with the results of the voting:

1. The election of five persons to serve on the Company’s Board of Directors. The term shall be until the next meeting of shareholders in 2003.

	VOTES

	For	Against	Abstain

Geoffrey D. Knapp	2,620,900	7,300	—
Walter Straub	2,620,900	7,300	—
David Frosh	2,620,900	7,300	—
Corley Phillips	2,620,900	7,300	—
Scott Broomfield	2,620,900	7,300	—

2. The ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company.

VOTES

For	Against	Abstain

2,619,400	6,800	2,000

Item 5	Not Applicable

Item 6	Exhibits and Reports on Form 8-K

(A) Exhibits:	Exhibit 99.1 (Certification Pursuant to the Sarbanes-Oxley Act of 2002)

(B) Reports on Form 8-K	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: August 13, 2002	By /S/ Geoffrey D. Knapp Geoffrey D. Knapp Chief Executive Officer

Date: August 13, 2002	By /S/ Paul Caceres Jr. Paul Caceres Jr. Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

99.1	Certification Pursuant to the Sarbanes-Oxley Act of 2002