Form 10-K
period 2002-09-30
CAM COMMERCE SOLUTIONS INC
filed 2002-12-20
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
 FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: to

Commission file number : 0-16569

CAM COMMERCE SOLUTIONS, INC.
 (Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3866450 (I.R.S. Employer Identification No.)

17075 Newhope Street, Suite A Fountain Valley, California (Address of Principal Executive Offices)	92708 (Zip Code)

Registrant’s telephone number, including area code: (714) 241-9241

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 5, 2002 was approximately $10,384,000. As of December 5, 2002, there were outstanding 3,109,000 shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE.

Part II	Annual Report to Stockholders for fiscal year ended September 30, 2002

PART I

ITEM 1. BUSINESS

Cautionary Statement

All statements included or incorporated by reference in this Report on Form 10-K, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be subject to the safe harbor provisions of such act. Examples of forward-looking statements include, but are not limited to, competition, market conditions, new products, reseller program, new system sales, statements concerning projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and cost control and reduction efforts, the market acceptance and performance of our products, implications of our lengthy sales cycle, the competitive nature in our markets, and our future capital requirements. These forward-looking statements are based on our current expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward -looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward -looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

The Company

CAM Commerce Solutions, Inc. (the “Company”) was incorporated in California in 1983, and reincorporated in Delaware in 1987. The Company’s principal business is to provide total commerce solutions for small to medium size, traditional retailers and Web retailers. These solutions are based on the Company’s open architecture software products for managing inventory, point of sale, sales transaction processing and accounting. In addition to software, these solutions often include hardware, installation, training, service and credit card processing services provided by the Company. Sales, service, research, and development are located in California and Nevada, while the Company’s customers are located throughout the United States.

Addcash Acquisition

In December 2001, the Company acquired certain assets of Addcash Systems to expand sales in the San Fransciso Bay Area. Addcash Systems sells and services point of sale systems for small to medium size retailers. The acquisition was accounted for using the purchase method of accounting. The Company paid $156,000 in cash for the acquisition and assumed liabilities of $47,000 from Addcash. Addcash Systems’ office location is in Burlingame, California.

WorkPro Acquisition

In November 2000, the Company acquired the customer base, source code and application code for the Work Pro software product. The acquisition was accounted for using the purchase method of accounting. The total amount of cash paid was $600,000 for the purchase of both intangible and tangible assets, of which $580,000 has been capitalized as an intangible asset. This intangible asset is being amortized over a five-year period. Work Pro software is used by customers in the retail paint store industry.

MicroBiz Acquisition

In August 2000, the Company acquired all of the outstanding shares of stock of MicroBiz Corporation (“MicroBiz”) for $1.8 million. MicroBiz, located in Saddle River, New Jersey, is a provider of Windows-based point of sale and inventory management systems for single store retailers. The acquisition expanded the Company’s customer base by approximately 6,000 customers. The MicroBiz acquisition was accounted for under the purchase method of accounting.

The Systems

The Company offers four turnkey systems:

(1)	The CAM System - designed for hard goods retailers whose inventory is re-orderable in nature.

(2)	The Profit$ System - designed for apparel and shoe retailers whose inventory is seasonable in nature, and color and size oriented.

(3)	The Retail STAR System - a Windows-based system designed to incorporate multiple functions of both the CAM and Profit$ systems.

(4)	The MicroBiz System - a Windows-based system designed for single store hard goods retailers that are generally smaller in size than customers that utilize the CAM System.

The Company’s systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by day and/or month. In addition, the Company’s systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (cost, average cost and retail) and other reports. The systems can also provide integrated or interfaced accounting functions including accounts receivable, accounts payable, and general ledger. The Company’s systems integrate Intel-based personal computers, computer point of sale stations, hand-held and table top barcode laser scanners, computer work stations, laser printers, and the Company’s software. The Company is able to adapt its software to existing Intel-based personal computers. Each system is configured to meet the customer’s particular needs and, as a result, the components included in each system, including the personal computer, printer, point of sale station and the Company’s software, depend on the needs, the size and the industry type of the customer.

The Company’s software is derived from software originally designed and subsequently acquired by the Company from; Retail Solutions, Inc., for the CAM system, MicroStrategies, Inc., for the Profit$ system, Teamsoft, Inc. for the Retail Star system, and MicroBiz Inc. for the MicroBiz system. The Company continues to make modifications and enhancements to the software.

The Company provides an entire system to each customer on a “turnkey” basis, in that the Company provides all of the hardware and the software as well as the installation of a system on the customer’s premises. All systems, except the MicroBiz system, are capable of handling multiple stores for a given customer. In a multiple-store system, the Company typically installs a computer network. The server computer at each store communicates with the server computer at the customer’s main office. The main server computer compiles all information from the other locations for processing and reporting.

Inventory Management

The Company believes that inventory control is the most important and time consuming task facing the management of retail stores. Each of the Company’s systems was designed to address the retailer’s need for simpler and yet more accurate means of controlling a large and diverse inventory. All inventory information, once entered into the system, is updated for each sale that is transmitted from the point-of-sale station to the server computer. The systems are able to provide for the following managerial reports:

(1)	Popularity Ranking. The systems will report on the popularity of each item in the store by producing a report listing each item of inventory ranked according to the number of sales of each item. The report is generated automatically or manually, and can produce a list of daily, weekly, monthly, year-to-date and/or trailing 12 or 13 months of sales basis. The systems will also analyze the popularity data and indicate to the retailer which particular items of inventory are needed and which items are overstocked.

(2)	Zero Sales Report. The systems provide a sales analysis on a monthly and year-to-date basis for inventory items for which no sales have been made. The analysis can be reported on a total sales basis or on a departmental or item level basis.

(3)	Inventory Tabulation and Valuation. The systems provide reports listing all inventory on hand, the valuation of such inventory on a cost and retail basis, the average cost of each item in inventory, and all items of inventory on order but not yet received.

(4)	Automatic Purchasing. The systems provide a report listing all items that should be ordered based upon historical data stored in the system, including the number of items in inventory, the number on the shelf, the number on order and the minimum quantities required. Certain systems can also automatically provide a purchase order if desired.

(5)	Pricing. The systems are capable of producing price stickers in customized label formats, assigning Uniform Purchase Code numbers and printing barcodes directly upon the price labels for reading by laser scanners. In addition, if there is a price change, the systems will automatically update the pricing information and, if desired, print new pricing labels.

(6)	Reports. The systems permit the retailer to customize and produce reports and forms utilizing data in the system in a format preferred by the retailer.

Accounting Management

The Company has developed its own accounting software called Retail STAR Accounting, which is integrated to its Retail STAR software product. The accounting modules include Sales Order, Accounts Receivable, Accounts Payable, General Ledger, and Bank Reconciliation.

Service and Support

Customer service and support is a critical element in maintaining customer satisfaction. For a monthly fee, each purchaser of a system receives service and support from the Company. The service and support provided by the Company includes:

(1)	Hardware Service. The Company offers hardware service to its customers on a time and material billing basis. The Company’s service representatives are trained to determine the source of the problem or malfunction in the hardware and, once determined, replace the defective component. Defective components are either repaired at the Company’s facility or sent to a manufacturer’s authorized service center for repair.

(2)	Technical Phone Support and Software Enhancements. The Company provides technical support by troubleshooting the customer’s systems problems via the telephone and via modem. The Company, while not performing any significant customizing of its software for particular customers, is receptive to comments from customers concerning the Company’s software. Such comments, together with planned enhancements to the software, result in improvements, which are provided without additional cost to all customers on a service contract.

(3)	Installation and Training. In order to assure customers that they will be able to properly integrate the Company’s system into their business, the Company offers on-site installation and training on the use and application of its systems to each customer. The training can take place at the Company’s in-house training facilities or at the customer location. The amount of training required depends upon the knowledge and experience of the user plus the complexity of the business to which the system is being implemented. The Company also offers training to its customers via the telephone.

Marketing

Direct Sales

The Company markets its systems primarily through the Company’s direct sales force consisting of 45 salespersons and sales associates, all of whom work exclusively for the Company. The Company’s marketing efforts extend nationwide with offices in the states of California, Nevada, Washington, Colorado, Georgia, Florida, Missouri, Massachusetts and New Jersey. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by the Company to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, the Company is generally able to install an entire system within four to six weeks. The Company is paid directly by the customer or by third-party leasing companies. Compensation for salespeople is based on a percentage of contract price for each system sold.

Brochures, Trade Shows, and Advertising Media

The Company markets its systems by advertising in trade journals, the Internet, and other print media targeted at retail businesses, by attending industry specific trade shows, by using sales promotional videos, and by direct mail advertising.

Sources of Supply

The computer hardware, which makes up the Company’s systems, consists primarily of standard components purchased by the Company from outside distributors and includes products such as Intel-based personal computers, Hewlett-Packard printers, Symbol Technologies hand-held laser scanners and portable data terminals, Epson receipt printers, and U.S. Robotics modems. For most computer hardware components, the Company has more than one source of supply.

Customers

The Company has a wide base of customers with no single customer accounting for 10% or more of the Company’s revenues.

Backlog

The Company purchases component hardware for its systems based upon system purchase orders and its forecast of demand for its products. Orders from customers are usually shipped by the Company pursuant to an agreed upon schedule. However, orders may be canceled or rescheduled by the customer with a minimal penalty. For this reason, management believes such backlog information is not indicative of the Company’s future sales or business trends and is subject to fluctuation. As of December 5, 2002, backlog was approximately $660,000 as compared to $400,000 on December 5, 2001. Backlog is based upon purchase orders placed with the Company which the Company believes are firm orders that will be filled in the current fiscal year.

Competition

The industry in which the Company operates is highly competitive. The Company competes with suppliers dedicated to one type of business and suppliers of software that provide functions similar to the Company’s software. Most competitors sell their products through independent dealers on a regional basis. The Company sells on a direct sales basis.

The Company considers its systems to have greater capabilities for the small and medium size retailers than suppliers of other systems. The Company offers unique software features including i.STAR (fully integrated Web store), A-Trade auction management solution (integration to ebay’s trading marketplace), and integrated accounting software. Included among such capabilities are ongoing software enhancement, and a service organization in place to support the customer after the initial sale. The Company competes on the basis of product features, customer support, and its direct sales force against competitors that typically compete on the basis of lower pricing.

The Company also competes with vertical market suppliers of automated retail systems, which include hardware and software intended for use by a particular retail industry segment. Some of these suppliers compete with the Company on the basis of lower pricing.

The ability of the Company to meet competition will depend upon, among other things, the Company’s ability to maintain its marketing effort, increase the capabilities of its systems through ongoing enhancements and improvements, and to obtain financing when, and if, needed.

In 2002, Intuit and Microsoft entered the point of sale market with competing products. These products were either acquired or licensed from existing competitors in the Company’s marketplace. The Company has successfully competed against these products in the past. The Company believes their software products with their rich feature set will allow them to compete successfully against Intuit and Microsoft’s products, but there is no assurance of this based on the significant financial resources available to Intuit and Microsoft and their ability to market and modify their products.

Patents and Trademarks

The Company has obtained federal trademark registration for the following trademarks: Retail STAR, Retail ICE, A-Trade and X-Charge. The Company has a federal trademark registration pending for the trademark Retail America. The Company relies on a combination of trade secrets, copyright laws, and technical measures to protect its rights to its proprietary software. The software included in a system is not accessible by customers for purposes of revisions or copying, as the Company does not release the software source code to customers. The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The Company believes that most of the technology used in the design and manufacture of most of the Company’s products is generally known and available to others. Consequently, there are no assurances that others will not develop, market and sell products substantially equivalent to the Company’s products, or utilize technologies similar to those used by the Company. Although the Company believes that its products do not infringe on any third party’s patents, there is no assurance that the Company will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and there is no assurance that the Company will have the necessary financial resources to defend or prosecute its rights in connection with any litigation. Responding to, defending or bringing claims related to the Company’s rights to its intellectual property may require the Company’s management to redirect its resources to address these claims, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Seasonality

The Company believes there is a limited amount of seasonality around the month of December based on many retailers reluctance to purchase and implement a point-of-sale system during their busy season. To counteract this seasonality, the Company has built a base of recurring revenue from existing customers, as well as targeting vertical retail markets that are not busy in December, for example, paint supply retailers.

Software Development

The Company’s software has been developed using a modular approach. Modular designing allows a programmer to incorporate, replace or delete parts of a computer software program without affecting the operation of the remaining parts of the program. Accordingly, modular design facilitates the development of the Company’s software and new products enabling the Company’s programmers to incorporate entire sections from existing programs into the designs for such products. The incorporation of existing software, which has already been fully tested, into new products, reduces the time and expense that the Company would otherwise incur in developing and enhancing its products.

The Company spent approximately $2,195,000, $2,187,000, and $2,035,000 on software development, including amounts capitalized during the years ended September 30, 2002, 2001, and 2000, respectively. The Company anticipates it will continue to incur software development costs in connection with enhancements and improvements of its software and the development of new products. These activities may require an increase in the Company’s programming and technical staff.

Employees

As of September 30, 2002, the Company had 172 full time employees, including 19 employed in finance, administration and executive officers, 28 in programming and quality assurance, 53 in sales and marketing, 16 in training and installation, 46 in technical support and 10 in operations.

None of the Company’s employees are represented by a labor union and the Company believes that it enjoys harmonious relationships with its employees.

Environmental Regulations

There has been no material effect on the Company from compliance with environmental regulations.

Risk Factors

Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in its Report and in our other filings with the SEC, including the Company’s subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect the business. If any of these known or unknown risks or uncertainties actually occur with material adverse effects on CAM Commerce Solutions, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

•	The Company is exposed to the continuing United States economic slowdown and related uncertainties that may adversely impact revenues and profitability.

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions in the retail and related industries, and terrorist activity from the September 11, 2001, incident have resulted in a continuing downturn in the economic conditions of the United States. As a result of these unfavorable economic conditions, beginning in the first have of fiscal year 2002 the Company experienced a slowdown in customer orders. The Company cannot predict the timing, strength and duration of any economic recovery that would impact the retail industry. If such economic conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

•	The Company’s operating results may fluctuate significantly due to the intense competitive pressures on our target customers. Any such variations could adversely affect the market price of the Company’s common stock.

The Company operates in the retail industry, our target customers are the small to medium size retailers. These target customers are under intense competitive pressure from large retail chains such as Wal-Mart and others. These large retailers are gaining market share at the expense of our target customers and each other. This intense competition causes some small retailers to go out of business, and others to consolidate with other small regional retail chains. It results in a shrinking population of our target customers. It also causes our target customers to be more cautious about capital spending for their retail business. These factors can cause substantial fluctuations in our revenues and in our results of operations. This current trend in the retail industry may exist indefinitely and could seriously impact our revenue and harm our business, financial condition and results of operations. Our quarterly results may vary significantly as a result of the general conditions in the retail industry, which could cause our stock price to decline.

•	The Company’s quarterly operating results may fluctuate significantly. As a result, the expectations of the investor community may not be met, which could cause our stock price to decline.

The Company’s quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within control of the Company. If operating results do not meet the expectations of the investment community, our stock price may decline. Fluctuations in operating results may be due to a number of factors, including the following, as well as the impact of the other factors identified in this “Risk Factors” section:

-	economic and market conditions in the retail industry, including the effects of the current significant economic slowdown;

-	acts of terrorism in the United States;

-	the volume of our system sales and price discounting;

-	the availability and pricing of competing products and the resulting effects on sales;

-	the effectiveness of expense and cost control efforts;

-	the ability to develop and deliver software products to market in a timely manner;

-	the rate at which present and future customers adopt the Company’s new products and services in our target markets;

-	the effects of new and emerging technologies;

-	the various risks inherent in our acquisitions of technologies and businesses;

-	the ability to retain and hire key executives, management, technical personnel and other employees that are needed to implement business and product plans;

-	the ability to compete against much larger competitors with significantly larger financial resources than the Company;

-	the level of orders received that can be shipped in a fiscal quarter;

A large portion of the Company’s operating expenses including rent, salaries, and operating lease expenditures are fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, the business, financial condition and results of operations would be materially and adversely affected.

Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter to quarter comparisons of the Company’s operating results as an indication of future performance.

•	The Company faces intense competition in the retail point of sale industry, which could reduce our market share.

In 2002, Intuit and Microsoft entered the point of sale market with competing products. These products were either acquired or licensed from existing competitors in the Company’s marketplace. The Company has successfully competed against these products in the past. The Company believes their software products with their rich feature set will allow them to compete successfully against the Intuit and Microsoft products, but there is no assurance of this based on the significant financial resources available to Intuit and Microsoft and their strong ability to market and modify their products.

•	The Company’s future success of X-Charge depends in a significant part on a strategic relationship with one credit card processor. If we cannot maintain this relationship, our operating results will be adversely affected.

X-Charge is a payment processing software that is integrated with the Company’s point of sale software. X-Charge generates revenues for the Company based on sales transaction payment processing services provided to our customers. X-Charge is currently dedicated to work with only one payment processor. The Company intends to continue this strategic relationship in the future, but cannot assure such continuance. If this strategic relationship were discontinued, the Company would be required to find another strategic relationship with an alternate payment processor. This would require the Company to develop payment processing software similar to X-Charge to interface with another payment processor. Delays in development of this software could result in a decrease in revenues related to payment processing services. If that happens, that Company’s financial condition and results of operations could be materially and adversely affected.

•	The Company’s California facility which houses the customer support center, is located in the region that is subject to earthquakes and other natural disasters.

The Company’s California facility, including principal executive offices, system integration and customer support center is located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in the region, it could significantly disrupt our operations. This disruption could result in reduced revenues. If that happens, that Company’s financial condition and results of operations could be materially and adversely affected.

•	The Company’s stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price your paid for them.

The Company’s common stock is thinly traded with a low trading volume of shares per day over the past year. This thin trading volume may continue to occur in response to various factors, many of which cannot be controlled by the Company, including:

-	quarter to quarter variations in operating results;

-	general economic conditions;

-	changes in investor perceptions;

-	changes in accounting rules;

-	changes in competitor’s products and market share;

ITEM 2. PROPERTIES

The Company currently leases approximately 26,000 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring March 31, 2007, at an average annual rent of approximately $343,000. This facility houses the Company’s corporate headquarters which includes executive and administrative offices, service and support staff, system integration, and inventory warehouse.

In addition, the Company also leases the following properties: (i) approximately 11,000 square feet of office space in Henderson, Nevada, which houses the Company’s research and development team, and the inside sales and telemarketing group on a ten-year lease that expires May 31, 2007, at an average annual rent of

$136,000; (ii) approximately 3,600 square feet of office space in Upper Saddle River, New Jersey for the MicroBiz Division on a three-year lease that expires August 31, 2004, at an average annual rent of $75,000; and (iii) various immaterial month-to-month leases for sales offices throughout the country.

ITEM 3. LEGAL PROCEEDINGS

Because of the nature of its business, the Company is from time to time threatened or involved in legal actions. The Company does not believe the one legal action now pending against it will result in material adverse effect on the Company and, further, does not consider that any such proceeding to fall outside ordinary, routine litigation incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Pursuant to General Instruction G (2), Items 5, 6, 7, and 8 have been omitted since the required information is contained in the Company’s 2002 Annual Report to Stockholders pursuant to Rule 14a-3(b), which is incorporated herein by reference below.

FORM 10-K	ANNUAL REPORT TO STOCKHOLDERS

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS	PAGE 19: STOCK AND DIVIDEND DATA

ITEM 6: SELECTED FINANCIAL DATA	PAGE 20: SELECTED FINANCIAL DATA SEE NOTE (A) BELOW

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	PAGES 4-8: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	SEE NOTE (B) BELOW

Note (A) The selected financial data incorporated herein by reference to the Company’s 2002 Annual Report to Stockholders as of September 30, 2002 and 2001 and for each of the years in the three-year period ended September 30, 2002, have been derived from the Company’s audited financial statements included elsewhere in this report by reference. The selected financial data as of September 30, 2000 and for the years ended September 30, 1999 and 1998 have been derived from audited financial statements of the Company not included herein. The data is qualified in its entirety by reference to, and should be read in conjunction with, the Company’s financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report by reference.

Note (B) Information for Item 8 is included in the Company’s consolidated financial statements as of September 30, 2002 and 2001, and for each of the years in the three-year period ended September 30, 2002, and the Company’s unaudited quarterly financial data for the two years ended September 30, 2002 and 2001, on pages 9 through 18 and page 20, respectively, of the Company’s 2002 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 19 of the Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2002 and 2001, the Company’s cash and cash equivalents were approximately $9,093,000 and $9,451,000, respectively. At September 30, 2002, the Company also held $1,505,000 of marketable available-for-sale securities consisting of debt instruments that bear interest rate risk. The Company places substantially all of its interest bearing investments with major financial institutions to limit risk. A 10% decline in interest rate yields would have resulted in a decrease in interest income of approximately $26,000 and $49,000 for the years ended September 30, 2002 and 2001, respectively.

Equity Price Risk

The Company does not invest in available-for-sale equity securities, and, therefore, is not subject to significant equity price risk.

Foreign Exchange Rate Risk

The Company does not operate internationally and, therefore, is not subject to market risk from changes in foreign exchange rates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The executive officers and directors of the Company and their ages are as follows:

Name	Age	Position with the Company

Geoffrey D. Knapp	44	Chief Executive Officer, Chairman of the Board, and Secretary
Greg Freeze	43	Chief Operating Officer
Paul Caceres	42	Chief Financial Officer and Chief Accounting Officer
Walter W. Straub	59	Director
Corley Phillips	48	Director, resigned in November 2002
David A. Frosh	44	Director
Scott Broomfield	45	Director
Donald A. Clark	52	Director

Geoffrey D. Knapp, founder of the Company, has been a Director, and Chief Executive Officer of the Company since its organization in September 1983. Mr. Knapp received a bachelor’s degree in marketing from the University of Oregon in 1980.

Greg Freeze is the Chief Operating Officer of the Company, hired in 1998 as Vice President of Software Support. Prior to joining the Company, Greg held numerous positions in several software companies including Ultimate Southern California (1985-1988), Legal Management Systems (1988-1995), and DataWorks (1995-1998). Positions held included: programmer/analyst; senior programmer analyst; classroom training manager; telemarketing manager; account executive; marketing manager and vice president. Mr. Freeze holds a bachelor’s degree in Business Administration and a MBA degree in International Business from California State University, Fullerton. He also holds the CPIM title awarded by the American Production and Inventory Control Society.

Paul Caceres has been the Chief Financial Officer and Chief Accounting Officer of the Company since September 1987. From 1982 to 1987, Mr. Caceres worked in Public Accounting and was employed by Arthur Young & Company, the predecessor to Ernst & Young LLP, as an Audit Senior and in 1987, was promoted to Audit Manager. Mr. Caceres is a Certified Public Accountant, licensed in the state of California. He received a bachelor’s degree in business administration from the University of Southern California in 1982.

Walter W. Straub has been a Director of the Company since May 1989. From October 1983 to the present he has also served as the President, Chief Executive and Director of Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub received a bachelor’s degree in electrical engineering in 1965 and a master’s degree in finance in 1970 from Drexel University. In May 1993, Mr. Straub was elected to the Board of Trustees of Drexel University.

Corley Phillips joined the Company as Director in September 1996. Mr. Phillips is an independent investor. From 1996 to 1997, Mr. Phillips served as President, CEO and Director for Telephone Response Technologies, a Roseville, California-based developer of computer technology software. From 1995 to

1996, Mr. Phillips served as Vice President of marketing and product support for State of The Art, an accounting software company based in Irvine, California. From 1990 to 1994, Mr. Phillips served as President and CEO of Manzanita Software Systems, a developer of Windows-based accounting software. From 1984 to 1990, Mr. Phillips was President and co-founder of Grafpoint, a developer of software for computer applications based in San Jose, California. Mr. Phillips has also held various sales and marketing positions with Envision Technology and Hewlett-Packard. Mr. Phillips holds both a bachelor’s degree and a master’s degree in electrical engineering from Washington University in St. Louis, Missouri, as well as a master’s degree in business administration from Santa Clara University in Santa Clara, California.

David A. Frosh has been a member of the board of directors since August 1991. He is presently the President of Sperry Van Ness, a commercial real estate brokerage firm. Mr. Frosh was employed by CAM Commerce as President from June 1996 to March 2001. From June 1990 to June 1996, Mr. Frosh was employed as sales executive for the national accounts division of Automatic Data Processing “ADP”. ADP provides computerized transaction processing, data communications and information services. From June 1988 to June 1990, Mr. Frosh served as Director of Marketing for Optima Retail Systems, a privately held company, which manufactured and marketed inventory control systems for the retail apparel industry. Mr. Frosh received a bachelor’s degree in marketing from Central Michigan University in 1980 and a master’s degree in business administration from Claremont Graduate School in 1999.

Scott Broomfield has over 20 years business experience, with 15 years experience with high technology firms and companies in distress. He is presently the CEO of Visuale, a start-up software company specializing in solutions that enable businesses to rapidly deploy business systems that can be modified quickly to meet constantly changing business requirements. From 1998 through 2001, Mr. Broomfield was the CEO of Centura Software Corporation, a $55 million software company, where he was recruited to return capital for the investors. He was successful in the repositioning Centura to wireless computing and accomplished a ten-fold capital return to its major investors, before eventually selling the business to Platinum Equity Holdings. From 1989 through 1997, he was a principal with Hickey & Hill, Inc. a business turn around management firm. In this capacity, as a principal, he held senior operational, financial and advisory positions with Trilogy Systems, Dazix, DEC, Etec, InVision and Samsung. Mr. Broomfield holds an MBA from Santa Clara University.

Donald A. Clark was appointed as a member of the board of directors in November 2002. Mr. Clark has over 30 years of experience in retail operations and selling to retail businesses. He presently is the President and CEO of C&C Companies, a private, diversified apparel marketing and manufacturing company. Mr. Clark has held various executive positions with C&C Companies since 1983. C&C Companies designs, manufactures, markets and distributes apparel and accessories under the brand names of Rusty and Sanuk USA. The company directly distributes products in the USA and Canada. Mr. Clark attended the University of Arizona from 1968 to 1971 as a marketing and business major.

The terms of office of directors expire at the next Annual Meeting of Shareholders, or at such time as their successors have been duly elected and qualified.

Directors who are not officers of the Company receive an option to purchase 7,500 shares of common stock at fair market value on the date of grant when they are elected at the annual shareholders meeting each year. Directors are entitled to an expense reimbursement for attending meetings. Officers serve at the discretion of the Board of Directors.

Employment agreements

In 1996, the Company entered into employment agreements with Geoffrey D. Knapp, Chief Executive Officer, and Paul Caceres, Chief Financial Officer. The agreements call for the officers to serve in their respective executive positions for 12 month terms and renew automatically on an annual basis. The agreements terms currently include a minimum annual base salary of $243,000 for Mr. Knapp and $150,000 for Mr. Caceres. The agreements also include a provision for annual bonus to be paid based on achieving annual performance goals.

Change in Control agreements

The Company has change in control agreements in place with Geoffrey D. Knapp, Chief Executive Officer, and Paul Caceres, Chief Financial Officer. The agreements call for the officers’ position, duties, title, authority and responsibilities to be at least commensurate with those held prior to any change in control. If the executive is terminated without cause after the change in control, the officer will receive payments equal to 299% of their base salary and bonus based on the executive’s compensation from prior year. The term of the agreement is for 12 month terms and renews on an annual basis.

There are no arrangements or understandings by or between any director or executive officer and any other person(s), pursuant to which he or she was or is to be selected as a director or officer, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission “SEC”. Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company, the Company believes all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report.

Certain Significant Employees

The Company does not have any significant employees who are not officers.

Family Relationships

There are no family relationships by or between any director and officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by the Company for services rendered to the Company during fiscal year ended September 30, 2002, and the prior two fiscal years, to the Company’s Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000 (each “Named Executive Officer”):

SUMMARY COMPENSATION TABLE

Annual Compensation					Long-Term
					Compensation

					Awards

					Securities	(2)
Name and Principal			(1)	Other Annual	Underlying Options/	All Other
Position	Year	Salary	Bonus	Compensation	SARs (#)	Compensation
Geoffrey Knapp	2002	$252,000	$—	—	0	$0
Chairman of the	2001	$266,000	$—	—	0	$2,000
Board and CEO	2000	$242,000	$—	—	50,000	$8,000
Paul Caceres	2002	$155,000	$—	—	0	$0
CFO and CAO	2001	$141,000	$—	—	15,000	$5,000
	2000	$141,000	$—	—	15,000	$4,000
Greg Freeze	2002	$103,000	$—	—	0	$0
Chief Operating	2001	$96,000	$—	—	15,000	$0
Officer (3)

(1)	Bonuses paid to the Named Executive Officers are pursuant to annual incentive compensation programs established each year for selected employees of the Company, including the Company’s executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales and individual efforts were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Company and the individual achieved or exceeded the performance goals. No bonuses were paid in fiscal years 2000 to 2002, because the net income goals were not met.

(2)	All other compensation consists of interest on employee notes payable to the Company and the amortization of the notes that was declared compensation during the year.

(3)	Mr. Freeze was promoted as Chief Operating Officer of the Company in fiscal 2001.

Stock Options Granted and Exercised During 2002

There were no stock options granted to the Company’s executive officers in fiscal 2002.

The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

Value of
Unexercised
			Number of	In-the-Money
			Unexercised Options	Options at Sept.
			at Sept. 30, 2002	30, 2002
	Shares Acquired on		Exercisable/	Exercisable/
Name	Exercise	Value (1) Realized	Unexercisable	Unexercisable

Geoff Knapp	10,000	$11,000	97,000/23,000	$74,000/$--
Greg Freeze	—	—	5,000/10,000	$ --/$--
Paul Caceres	—	—	38,000/17,000	$19,000/$--

(1)	Market value of the underlying securities at the exercise date minus the exercise price of the options.

REPORT OF COMPENSATION COMMITTEE

TO: THE BOARD OF DIRECTORS

As members of the Compensation Committee, it is our duty to review and recommend the compensation levels for members of the Company’s management, evaluate the performance of management and administer the Company’s various incentive plans. This Committee has reviewed in detail the Compensation of the Company’s three executive officers. In the opinion of the Committee, the compensation of the three executive officers of the Company is reasonable in view of its performance and the respective contributions of such officers to the Company’s performance.

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

Management compensation is designed to be comprised of 70% to 80% of fixed salary, and 20% to 30% variable compensation based on performance factors. Stock options are granted at the discretion of the Board of Directors, and there is no set minimum or maximum amount of options that can be issued. Performance factors that determine management compensation are sales, net income of the Company, and individual performance. Due to the Company’s failure to achieve net income goals in fiscal 2002, no bonuses or stock options were awarded to the Chief Executive officer or any other executive officer.

The committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 2002, the compensation for the Chief Executive Officer and the other executive officers was comparable to other Chief Executive Officers and executive offices of middle market companies in related industries.

Mr. Knapp, a member of the Committee, is also an executive officer of the Company. However, Mr. Knapp abstained from any considerations with respect to any decision directly affecting his compensation.

Compensation Committee

Walter Straub, Scott Broomfield, and Geoffrey D. Knapp December 2, 2002

1993 Stock Option Plan

In April 1993, the shareholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 1,200,000 shares of the Company’s common stock. The Plan has a term of ten years. There have been 1,200,000 options granted under the 1993 Plan as of September 30, 2002.

2000 Stock Option Plan

In April 2000, the Board of Directors of the Company approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The Plan allows for the issuance of an aggregate of 500,000 shares of the Company’s common stock. The Plan term is unlimited in duration. There have been 351,000 options granted under the 2000 Plan as of September 30, 2002.

401-K Plan

In July 1991, the Company adopted a contributory profit-sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. The Company’s contributions are at the discretion of the board of directors. There was no Company contribution for the fiscal year ended September 30, 2002.

Stock Price Performance Graph

The following graph shows a comparison of cumulative total returns for the Company, the Nasdaq Composite Stock Market Index and the Nasdaq Computer and Data Processing Services Index, during the period commencing on September 30, 1997 and ending on September 30 2002. The comparison assumes $100 was invested on September 30, 1997 in each of the Common stock, the Nasdaq Stock Market Composite Index, and the Nasdaq Computer and Data Processing Services Stock Index and assumes the reinvestment of all dividends, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2002, certain information regarding ownership of the Company’s Common Stock by (i) each person that the Company knows is the beneficial owner of more than 5% of the Company’s outstanding Common Stock, (ii) each director and executive officer of the Company who owns Common Stock and (iii) all directors and officers as a group.

		Shares Beneficially Owned

		Amount & Nature of
	Name and Address of	Beneficial Owner	Percentage of Class
Title of Class	Beneficial Owner (1)	(9)	(10)

Common Stock	Geoffrey D. Knapp (2)	521,000	15.1%
Common Stock	Paul Caceres (3)	40,000	1.2%
Common Stock	Walter W. Straub (4)	114,000	3.3%
Common Stock	David Frosh (5)	27,000	0.8%
Common Stock	Corley Phillips (6)	56,000	1.6%
Common Stock	Scott Broomfield (7)	30,000	0.9%
Common Stock	Greg Freeze (8)	11,000	0.3%
Common Stock	All Directors and Officers as a Group (of 7 persons)	799,000	23.2%

(1)	The address of each beneficial owner is in care of CAM Commerce Solutions, Inc., 17075 Newhope Street, Fountain Valley, California 92708.

(2)	Includes (i) an aggregate of 3,100 shares of Common Stock held in trust for three daughters of Mr. Geoffrey Knapp over which he has shared voting power, (ii) options to purchase an aggregate of 50,000 shares until the sooner of October 20, 2003 or twelve months after ceasing to serve as a director at a price of $1.93 per share, (iii) options to purchase an aggregate of 20,000 shares until the sooner of December 16, 2006 or twelve months after ceasing to serve as a director at a price of $3.75 per share, and (iv) options to purchase an aggregate of 50,000 shares until the sooner of August 2, 2010 or twelve months after ceasing to serve as a director at a price of $5.38 per share.

(3)	Includes options to purchase (i) an aggregate of 15,000 shares of Common Stock until January 3, 2004, at a price of $2.13 per share, (ii) options to purchase an aggregate of 10,000 shares until December 16, 2006, at a price of $3.75 per share, (iii) options to purchase an aggregate of 15,000 shares until August 2, 2010, at a price of $5.38 per share, and (iv) options to purchase an aggregate of 15,000 shares until April 26, 2011, at a price of $3.56 per share.

(4)	Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of October 19, 2003, or twelve months after ceasing to serve as a director at a price of $1.75 per share, (ii) an aggregate of 7,500 shares until the sooner of May 25, 2005, or twelve months after ceasing to serve as a director at a price of $2.38 per share, (iii) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $2.50 per share, (iv) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share, (v) an aggregate of 4,400 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share, (vi) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share, (vii) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share, (viii) an aggregate of 7,500 shares until the sooner of August 2, 2010, or twelve months after ceasing to serve as a director at a price of $5.38 per share, (ix) an aggregate of 7,500 shares until the sooner of April 5, 2011, or twelve months after ceasing to serve as a director, at a price of $3.56 per share, and (x) an aggregate of 7,500 shares until the sooner of April 11, 2012, or twelve months after ceasing to serve as a director, at a price of $4.35 per share.

(5)	Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of May 9, 2006, or twelve months after ceasing to serve as a director at a price of $5.50 per share, (ii) an aggregate of 4,400 shares until the sooner of May 8, 2007 or twelve months after ceasing to serve as a director, at a price of $3.38 per share, (iii) an aggregate of 7,500 shares until the sooner of April 5, 2011, or twelve months after ceasing to serve as a director, at a price of $3.56 per share, and (iv) an aggregate of 7,500 shares until the sooner of April 11, 2012, or twelve months after ceasing to serve as a director, at a price of $4.35 per share.

(6)	Includes options to purchase (i) an aggregate of 5,000 shares until the sooner of March 9, 2008, or twelve months after ceasing to serve as a director at a price of $2.50 per share, (ii) an aggregate of 7,500 shares until the sooner of May 8, 2007, or twelve months after ceasing to serve as a director at a price of $3.38 per share, (iii) an aggregate of 10,000 shares until the sooner of May 7, 2008, or twelve months after ceasing to serve as a director at a price of $2.75 per share, (iv) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve as a director at a price of $5.38 per share, (v) an aggregate of 7,500 shares until the sooner of August 2, 2010, or twelve months after ceasing to serve as a director at a price of $5.38 per share, (vi) an aggregate of 7,500 shares until the sooner of April 5, 2011, or twelve months after ceasing to serve as a director, at a price of $3.56 per share, and (vii) an aggregate of 7,500 shares until the sooner of April 11, 2012, or twelve months after ceasing to serve as a director, at a price of $4.35 per share.

(7)	Includes options to purchase (i) an aggregate of 7,500 shares until the sooner of May 6, 2009, or twelve months after ceasing to serve at a director at a price of $5.38 per share, (ii) an aggregate of 360 shares until the sooner of April 22, 2009, or twelve months after ceasing to serve as a director at a price of $5.25 per share, (iii) an aggregate of 7,500 shares until the sooner of August 2, 2010, or twelve months after ceasing to serve at a director at a price of $5.38 per share, (iv) an aggregate of 7,500 shares until the sooner of April 5, 2011, or twelve months after ceasing to serve as a director, at a price of $3.56 per share, and (v) an aggregate of 7,500 shares until the sooner of April 11, 2012, or twelve months after ceasing to serve as a director, at a price of $4.35 per share.

(8)	Includes options to purchase (i) an aggregate of 5,000 shares until January 6, 2009, at a price of $3.13 per share, and (ii) an aggregate of 15,000 shares until April 26, 2011, at a price of $3.56 per share.

(9)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from the date hereof, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(10)	The percentage of ownership of the class of voting securities in the above table has been calculated by dividing (i) the aggregate number of shares of such class actually owned plus all shares of such class which may be deemed to be “beneficially owned,” by (ii) the number of shares of such class actually outstanding plus the number of shares of such class such “beneficial owner” may be deemed to “beneficially own” assuming no other acquisitions of shares of such class through the exercise of any option, warrant or right by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2002, the Company granted non-qualified options to certain non-officer employees and outside directors to purchase an aggregate of 137,000 shares of Common Stock of the Company at a price ranging from $3.00 to $4.71 per share expiring ten years from the date of grant. Since 1997, the Company has leased a building in Henderson, Nevada from the Chief Executive Officer of the Company, Geoffrey D. Knapp. The Company paid $148,000 in lease payments to Mr. Knapp during the fiscal year ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed by the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company’s Chief

Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s Securities and Exchange Commissions filings. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Consolidated Financial Statements

The consolidated financial statements required to be filed hereunder are listed on page 10 hereof. See Part II, Item 8 of this report for information regarding the incorporation by reference herein of such financial statements.

(a)  2. Consolidated Financial Statement Schedule

The following financial statement schedule of the Company is included on the page hereof indicated below:

Schedule II — Valuation and Qualifying Accounts	Page 26

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)  3. Other Exhibits

3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 — SEC File No. 0-16569).

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement filed July 13, 1987 — SEC File No. 33-15821-LA).

10(a) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b) Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(c) Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(d) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f) Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001).

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2002.

23 Consent of Independent Auditors.

99(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the year ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be filed on its behalf by the undersigned, thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC.

By:	/s/ Geoffrey D. Knapp

Geoffrey D. Knapp, Chief Executive Officer

By:	/s/ Paul Caceres

Paul Caceres Chief Financial Officer and Chief Accounting Officer

Date: December 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Geoffrey D. Knapp Geoffrey D. Knapp	Chief Executive Officer and Chairman of the Board	December 20, 2002

/s/ David Frosh David Frosh	Director	December 20, 2002

/s/ Walter W. Straub Walter W. Straub	Director	December 20, 2002

Corley Phillips	Director	December 20, 2002

/s/ Scott Broomfield Scott Broomfield	Director	December 20, 2002

CERTIFICATION

I, Geoffrey D. Knapp, certify that:

1.     I have reviewed this annual report on Form 10-K of CAM Commerce Solutions, Inc;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002

By:	/s/Geoffrey D. Knapp

Geoffrey D. Knapp Chief Executive Officer

CERTIFICATION

I, Paul Caceres, certify that:

1.     I have reviewed this annual report on Form 10-K of CAM Commerce Solutions, Inc;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002

By:	/s/Paul Caceres

Paul Caceres Chief Financial Officer and Chief Accounting Officer

CAM COMMERCE SOLUTIONS, INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

ITEM 15(a)

	Page Reference

	Annual Report
	to Stockholders	Form 10-K

Report of Independent Auditors	19
Consolidated Balance Sheets at September 30, 2002 and 2001	9
Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000	10
Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000	11
Consolidated Statement of Stockholders’ Equity for the Years Ended September 30, 2002, 2001 and 2000	12
Notes to Consolidated Financial Statements	13-18
II. Valuation and Qualifying Accounts for the Years Ended September 30, 2002, 2001 and 2000		26
Consent of Independent Auditors		27

All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

CAM Commerce Solutions, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended September 30, 2002, 2001, and 2000

		(Reductions)/	Deductions/Accounts
	Balance at	Additions Charged	Written Off Net of	Balance at End of
	Beginning of Year	to Income	Recoveries	Year

Allowance for Doubtful Accounts Receivable
2002	$250,000	$2,000	$127,000	$125,000
2001	$310,000	$108,000	$168,000	$250,000
2000	$380,000	$417,000	$487,000	$310,000

Exhibit Index

3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 — SEC File No. 0-16569).

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement filed July 13, 1987 — SEC File No. 33-15821-LA).

10(a) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b) Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(c) Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(d) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f) Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001).

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2002.

23 Consent of Independent Auditors.

99(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act