Form 10-Q
period 2002-12-31
CAM COMMERCE SOLUTIONS INC
filed 2003-02-12
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

OR

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-16569

CAM COMMERCE SOLUTIONS, INC.

(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3866450 (IRS Employer Identification No.)

17075 Newhope Street Fountain Valley, California (Address of principal Executive offices)	92708 (Zip code)

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
Yes     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No

As of December 31, 2002 there were 3,108,990 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

INDEX

		Page Number
PART I Financial Information
Item 1 Condensed Financial Statements:
•	Condensed Balance Sheets at December 31, 2002 and September 30, 2002	3
•	Condensed Statements of Operations for the three months ended December 31, 2002 and 2001	4
•	Condensed Statements of Cash Flows for the three months ended December 31, 2002 and 2001	5
•	Notes to Condensed Financial Statements	6-8
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations		9-14
Item 4 Controls and Procedures		15
PART II Other Information		16
•	Signature Page	17
•	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	18
•	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	19
•	Exhibit 99.1 (Certification Pursuant to the Sarbanes-Oxley Act of 2002)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAM COMMERCE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)
	DECEMBER 31	SEPTEMBER 30
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,414,000	$9,093,000
Marketable available-for-sale securities	1,529,000	1,519,000
Accounts receivable, net	1,609,000	1,842,000
Inventories	298,000	324,000
Other current assets	193,000	146,000

Total current assets	13,043,000	12,924,000
Property and equipment, net	922,000	972,000
Intangible assets, net	1,103,000	1,177,000
Other assets	348,000	338,000

Total assets	$15,416,000	$15,411,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$568,000	$563,000
Accrued compensation and related expenses	606,000	547,000
Customer deposits and deferred revenue	1,476,000	1,295,000
Other accrued liabilities	173,000	235,000

Total current liabilities	2,823,000	2,640,000
Long-term liabilities:
Notes payables	12,000	13,000

Total liabilities	2,835,000	2,653,000
Stockholders’ equity:
Common stock, $.001 par value, 12,000,000 shares authorized, 3,109,000 shares issued and outstanding at December 31, 2002 and September 30, 2002	3,000	3,000
Paid-in capital	13,886,000	13,886,000
Accumulated other comprehensive income	21,000	14,000
Retained deficit	(1,329,000)	(1,145,000)

Total stockholders’ equity	12,581,000	12,758,000

Total liabilities and stockholders’ equity	$15,416,000	$15,411,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED

	DECEMBER 31	DECEMBER 31
	2002	2001

REVENUES
Net hardware, software and installation revenues	$3,220,000	$3,344,000
Net service revenues	1,660,000	1,524,000

Total net revenues	4,880,000	4,868,000
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,589,000	1,849,000
Cost of service revenues	521,000	716,000

Total cost of revenues	2,110,000	2,565,000
Selling, general and administrative expenses	2,558,000	2,387,000
Research and development expenses	470,000	492,000
Interest income	(74,000)	(70,000)

Total costs and expenses	5,064,000	5,374,000

Loss before income taxes	(184,000)	(506,000)
Income taxes	—	—

Net loss	$(184,000)	$(506,000)

Basic net loss per share	$(0.06)	$(0.17)

Diluted net loss per share	$(0.06)	$(0.17)

Shares used in computing basic net loss per share	3,109,000	3,025,000
Shares used in computing diluted net loss per share	3,109,000	3,025,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED

	DECEMBER 31	DECEMBER 31
	2002	2001

Operating activities:
Net loss	$(184,000)	$(506,000)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	273,000	264,000
Provision for doubtful accounts	50,000	—
Net changes in operating assets and liabilities	331,000	566,000

Net cash provided by operations	470,000	324,000
Investing activities:
Purchase of property, plant and equipment	(77,000)	(46,000)
Business acquisition	—	(156,000)
Capitalized software	(72,000)	(93,000)

Cash used in investing activities	(149,000)	(295,000)
Financing activities:
Proceeds from exercise of stock options	—	101,000

Cash provided by financing activities	—	101,000

Net increase in cash and cash equivalents	321,000	130,000
Cash and cash equivalents at beginning of period	9,093,000	9,451,000

Cash and cash equivalents at end of period	$9,414,000	$9,581,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

ORGANIZATION AND BUSINESS

CAM Commerce Solutions Inc., (the Company), was incorporated in California in 1983, and reincorporated in Delaware in 1987. The Company’s principal business is to provide total commerce solutions for small-to-medium size, traditional and Web retailers. These solutions are based on the Company’s open architecture software products for managing inventory, point of sale, sales transaction processing and accounting. In addition to software, these solutions often include hardware, installation, training, service and credit card processing services provided by the Company. Sales, service, research, and development are located in California and Nevada, while the Company’s customers are located throughout the United States.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Financial Statements

The accompanying financial statements of the Company for the three months ended December 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2002.

Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less.

Marketable Securities

All investment securities are considered to be available-for-sale and are carried at fair value. Management determines classification at the time of purchase and reevaluates its appropriateness at each balance sheet date. The Company’s marketable securities at December 31, 2002 consist of debt instruments that bear interest at various rates. The Company had no marketable securities in the three month period ended December 31, 2001. The gross unrealized gains on securities available-for-sale at December 31, 2002 were $21,000. There were no realized gains (losses) for the three month period ended December 31, 2002.

Concentrations of Credit Risk

The Company sells its products primarily to small-to-medium size retailers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. Credit losses have traditionally been minimal and such losses have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value. Inventories are composed of electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

Statements of Cash Flows

Net changes in operating assets and liabilities as shown in the condensed statements of cash flows are as follows:

	THREE MONTHS ENDED

	DECEMBER 31	DECEMBER 31
	2002	2001

(Increase) decrease in:
Accounts receivable	$183,000	$707,000
Inventories	26,000	74,000
Other current assets	(60,000)	(99,000)
Increase (decrease) in:
Accounts payable	5,000	(187,000)
Accrued compensation and related expenses	59,000	(18,000)
Customer deposits and deferred revenue	181,000	153,000
Other accrued liabilities	(63,000)	(64,000)

Net changes in operating assets and liabilities	$331,000	$566,000

Income taxes paid during the three months ended December 31, 2002 and 2001 were $11,000 and $5,000, respectively. There was no interest expense paid in the first three months of fiscal 2003 or 2002.

Revenue Recognition Policy

The Company derives revenue from the sale of computer hardware, computer software, post contract customer support (PCS), installation and credit card processing services. System revenue from hardware and software sales is recognized at the time of shipment. Service revenue allocable to PCS is recognized ratably on a monthly basis over the period of the service contract. Credit card processing revenue is recognized in the period the service is performed. The Company defers and recognizes installation revenue upon completion of the installation process.

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

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(Unaudited)

Reclassifications

Certain reclassifications have been made to the 2002 financial statements to conform to the fiscal 2003 presentation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, goodwill and intangible asset valuations, deferred income tax asset valuation allowances, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net loss per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted loss per share if their effect is anti-dilutive. There are 1,069,000 options and 350,000 warrants outstanding at December 31, 2002 that were excluded from the computation because their effect is anti-dilutive. The computation of basic and diluted net loss per share for the three month periods ended December 31, 2002 and 2001 is as follows:

	THREE MONTHS ENDED

	DECEMBER 31	DECEMBER 31
	2002	2001

Numerator:
Net loss for basic and diluted net loss per share	$(184,000)	$(506,000)

Denominator:
Weighted-average shares outstanding	3,109,000	3,025,000

Denominator for basic net loss per share:
Weighted-average shares	3,109,000	3,025,000
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted net loss per share:
Weighted average shares and assumed conversions	3,109,000	3,025,000

Basic net loss per share	$(0.06)	$(0.17)

Diluted net loss per share	$(0.06)	$(0.17)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2002, as Compared to

Three Months Ended December 31, 2001

CAUTIONARY STATEMENT

You should read the following discussion and analysis with our Unaudited Condensed Financial Statements and related Notes thereto contained elsewhere in this Report. The Company urges you to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission.

The section entitled “Risk Factors” set forth below, and similar discussions in the Company’s other SEC filings, discuss some of the important risk factors that may affect the business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

RESULTS OF OPERATIONS

Net revenues for the three months ended December 31, 2002 was flat at $4.9 million, consisting of a 4% decrease in system revenues and a 9% increase in service revenues compared to the same period for fiscal 2002. The decrease in system revenues compared to the three months ended December 31, 2001 was due to a decrease in new system sales. The increase in service revenues in the three months ended December 31, 2002 was related to an increase in X-Charge credit card processing revenue.

Gross margin for the three months ended December 31, 2002 was 57% compared to 47% for the three months ended December 31, 2001. Gross margin on system revenues increased to 51% for the three months ended December 31, 2002 compared to 45% for the three months ended December 31, 2001. The increase in margin on system sales was a result of less price discounting and lower installation costs for the three months ended December 31, 2002. Gross margin for service revenue was 69% for the three months ended December 31, 2002 compared to 53% for the three months ended December 31, 2001. The increase in gross margin for service revenue was related to the X-Charge recurring credit card processing revenue, which yielded higher margins due to lower costs to produce this revenue.

Selling, general and administrative expenses expressed as a percentage of net revenues increased for the three month period ended December 31, 2002 to 52%, compared to 49% for the three month period ended December 31, 2001. Selling, general and administrative expenses for the three months ended December 31, 2002, increased 7% to $2.6 million as compared to $2.4 million for the three months ended December 31, 2001. The increase in selling, general and administrative expenses resulted from the increases in commission expense, rent expense, medical insurance costs and legal expense.

Research and development expenses for the three month period ended December 31, 2002 decreased 4% to $470,000 compared to $492,000 for the same period ended December 31, 2001. The decrease was related to lower payroll expense.

Income taxes, there was no provision for income taxes based on the loss for the three months ended December 31, 2002.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents plus marketable securities totaled $10.9 million on December 31, 2002, compared to $10.6 million on September 30, 2002. The Company generated $470,000 from operations and expended $149,000 for fixed assets and capitalized software development during the three months ended December 31, 2002, compared to $324,000 generated from operations, $139,000 expended for fixed assets and capitalized software development, $156,000 used for a business acquisition, and $101,000 received from the exercise of stock options during the three months ended December 31, 2001.

The Company has no significant commitments for expenditures. Management believes the Company’s existing working capital, coupled with funds generated from the Company’s operations will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on the Company’s operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, goodwill and intangible asset valuations, deferred income tax asset valuation allowances, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require the Company to make significant judgments and estimates in the preparation of the financial statements:

Revenue, Receivables and Inventory

The Company derives revenue from the sale of computer hardware, computer software, post contract customer support, and installation services. System revenue from hardware and software sales is recognized at the time of shipment. Service revenue related to post contract customer support is recognized on a monthly basis over the period of the service contract. Revenue from installation services is recognized in the period installation services are performed. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required.

Goodwill and Purchased Intangible Assets

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. The amounts and useful lives assigned to intangible assets impact future amortization. If the assumption and estimates used to allocate the purchase price are not correct, purchase price adjustments or future asset impairment charges could be required.

Impairment of Goodwill and Other intangible Assets

The value of our intangible assets could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) any failure to meet our future performance projections (iii) an increase in severity of the recent economic slowdown. The Company evaluates these assets used in operations on an annual basis or more frequently if indicators of impairment exist. An annual impairment review will be performed during the fourth quarter of each year or more frequently if indicators of impairment exist. In the process of the annual impairment review, the Company will use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that the Company uses to manage the business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, revenue and costs forecasts would not be achieved, and the Company could incur additional impairment charges.

FORWARD LOOKING STATEMENTS

All statements included or incorporated by reference in this Report, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and cost control and reduction efforts, the market acceptance and performance of our products, implications of our lengthy sales cycle, the competitive nature in our markets, and our future capital requirements. These forward-looking statements are based on our current expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward –looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” “feels,” “outlook,” “forecast,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward –looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

•	The Company’s future success of X-Charge depends significantly on a strategic relationship with one credit card processor. If we cannot maintain this relationship, our operating results will be adversely affected.

X-Charge is a payment processing software that is integrated with the Company’s point of sale software. X-Charge generates revenues for the Company based on sales transaction payment processing services provided to our customers. X-Charge is currently dedicated to work with only one payment processor. The Company intends to continue this strategic relationship in the future, but cannot assure such continuance. If this strategic relationship were discontinued, the Company would be required to find another strategic relationship with an alternate payment processor. This would require the Company to develop payment processing software similar to X-Charge to interface with another payment processor. Delays in development of this software could result in a decrease in revenues related to payment processing services. If that happens, the Company’s financial condition and results of operations could be materially and adversely affected.

•	The Company is exposed to the continuing United States economic slowdown and related uncertainties that may adversely impact revenues and profitability.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions in the retail and related industries, and terrorist activity from the September 11, 2001 incident have resulted in a continuing downturn in the economic conditions of the United States. As a result of these unfavorable economic conditions, beginning in the first half of fiscal year 2002 the Company experienced a slowdown in customer orders. The Company cannot predict the timing, strength and duration of any economic recovery that would impact the retail industry. If such economic conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

•	The Company’s operating results may fluctuate significantly due to the intense competitive pressures on our target customers. Any such variations could adversely affect the market price of the Company’s common stock.

The Company operates in the retail industry. Our target customers are the small to medium size retailers. These target customers are under intense competitive pressure from large retail chains such as Wal-Mart and others. These large retailers are gaining market share at the expense of our target customers and each other. This intense competition causes some small retailers to go out of business, and others to consolidate with other small regional retail chains. This results in a shrinking population of our target customers. This also causes our target customers to be more cautious about capital spending for their retail business. These factors can cause substantial fluctuations in our revenues and in our results of operations. This current trend in the retail industry may exist indefinitely and could seriously impact our revenue and harm our business, financial condition and results of operations. Our quarterly results may vary significantly as a result of the general conditions in the retail industry, which could cause our stock price to decline.

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

- changes in competitor’s products and market share

•	The Company’s California facility which houses the customer support center, is located in the region that is subject to earthquakes and other natural disasters.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company’s California facility, including principal executive offices, system integration and customer support center is located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in the region, it could significantly disrupt our operations. This disruption could result in reduced revenues. If that happens, the Company’s financial condition and results of operations could be materially and adversely affected.

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

A large portion of the Company’s operating expenses including salaries, rent and operating expenditures are fixed and difficult to reduce or change. Accordingly, if our revenue does not meet our expectations, we probably would not be able to adjust our expenses quickly enough to compensate for the shortfall in revenue. In that event, the business, financial condition and results of operations would be materially and adversely affected.

ITEM 4.  CONTROLS AND PROCEDURES

As of a date within 90 days of the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

CAM COMMERCE SOLUTIONS, INC.

PART II – OTHER INFORMATION

Items 1 - 5	Not Applicable

Item 6	Exhibits and Reports on Form 8-K

(A) Exhibits:	Exhibit 99.1 (Certification Pursuant to the Sarbanes-Oxley Act of 2002)

(B) Reports on Form 8-K	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date:	February 12, 2003	By	/s/ Geoffrey D. Knapp

Geoffrey D. Knapp Chief Executive Officer

Date:	February 12, 2003	By	/s/ Paul Caceres Jr.

Paul Caceres Jr. Chief Financial and Accounting Officer

CERTIFICATION

I, Geoffrey D. Knapp, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of CAM Commerce Solutions, Inc;

2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

By:	/s/Geoffrey D. Knapp

Geoffrey D. Knapp Chief Executive Officer

CERTIFICATION

I, Paul Caceres, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of CAM Commerce Solutions, Inc;

2.     Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.     Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 12, 2003

By:	/s/Paul Caceres

Paul Caceres Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification Pursuant to the Sarbanes-Oxley Act of 2002.