Form 10-Q
period 2003-03-31
CAM COMMERCE SOLUTIONS INC
filed 2003-05-14
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Yes         No X

As of April 30, 2003 there were 3,108,990 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

INDEX

		Page Number

PART I	Financial Information
Item 1	Condensed Financial Statements:
•	Condensed Balance Sheets at March 31, 2003 and September 30, 2002	3
•	Condensed Statements of Operations for the three months ended March 31, 2003 and 2002	4
•	Condensed Statements of Operations for the six months ended March 31, 2003 and 2002	5
•	Condensed Statements of Cash Flows for the six months ended March 31, 2003 and 2002	6
•	Notes to Condensed Financial Statements	7-10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16
Item 4	Controls and Procedures	17
PART II	Other Information	18
•	Signature Page	19
•	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	20
•	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	21
•	Exhibit 99.1 (Certification Pursuant to the Sarbanes-Oxley Act of 2002)	22

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAM COMMERCE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	MARCH 31	SEPTEMBER 30
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,326,000	$9,093,000
Marketable available-for-sale securities	1,542,000	1,519,000
Accounts receivable, net	1,435,000	1,842,000
Inventories	367,000	324,000
Other current assets	129,000	146,000

Total current assets	12,799,000	12,924,000
Property and equipment, net	852,000	972,000
Intangible assets, net	1,027,000	1,177,000
Other assets	328,000	338,000

Total assets	$15,006,000	$15,411,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521,000	$563,000
Accrued compensation and related expenses	599,000	547,000
Customer deposits and deferred revenue	1,389,000	1,295,000
Other accrued liabilities	214,000	235,000

Total current liabilities	2,723,000	2,640,000
Long-term liabilities:
Note payable	10,000	13,000

Total liabilities	2,733,000	2,653,000
Stockholders’ equity:
Common stock, $.001 par value, 12,000,000 shares authorized, 3,109,000 shares issued and outstanding at March 31, 2003 and September 30, 2002	3,000	3,000
Paid-in capital	13,886,000	13,886,000
Accumulated other comprehensive income	25,000	14,000
Retained deficit	(1,641,000)	(1,145,000)

Total stockholders’ equity	12,273,000	12,758,000

Total liabilities and stockholders’ equity	$15,006,000	$15,411,000

     See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED

	MARCH 31	MARCH 31
	2003	2002

REVENUES
Net hardware, software and installation revenues	$3,170,000	$3,095,000
Net service revenues	1,749,000	1,651,000

Total net revenues	4,919,000	4,746,000
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,639,000	1,545,000
Cost of service revenues	552,000	722,000

Total cost of revenues	2,191,000	2,267,000
Selling, general and administrative expenses	2,608,000	2,457,000
Research and development expenses	495,000	465,000
Interest income	(63,000)	(55,000)

Total costs and expenses	5,231,000	5,134,000

Loss before income taxes	(312,000)	(388,000)
Benefit for income taxes	—	(375,000)

Net loss	$(312,000)	$(13,000)

Basic net loss per share	$(0.10)	$—

Diluted net loss per share	$(0.10)	$—

Weighted average common shares outstanding
Basic	3,109,000	3,060,000
Weighted average common shares outstanding
Diluted	3,109,000	3,060,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	SIX MONTHS ENDED

	MARCH 31	MARCH 31
	2003	2002

REVENUES
Net hardware, software and installation revenues	$6,390,000	$6,439,000
Net service revenues	3,409,000	3,175,000

Total net revenues	9,799,000	9,614,000
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	3,228,000	3,394,000
Cost of service revenues	1,073,000	1,438,000

Total cost of revenues	4,301,000	4,832,000
Selling, general and administrative expenses	5,166,000	4,844,000
Research and development expenses	965,000	957,000
Interest income	(137,000)	(125,000)

Total costs and expenses	10,295,000	10,508,000

Loss before income taxes	(496,000)	(894,000)
Benefit for income taxes	—	(375,000)

Net loss	$(496,000)	$(519,000)

Basic net loss per share	$(0.16)	$(0.17)

Diluted net loss per share	$(0.16)	$(0.17)

Weighted average common shares outstanding
Basic	3,109,000	3,042,000
Weighted average common shares outstanding
Diluted	3,109,000	3,042,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED

	MARCH 31	MARCH 31
	2003	2002

Operating activities:
Net loss	$(496,000)	$(519,000)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	544,000	528,000
Loss on disposal of furniture and equipment	—	7,000
Provision for doubtful accounts	25,000	(50,000)
Net changes in operating assets and liabilities	434,000	486,000

Net cash provided by operations	507,000	452,000
Investing activities:
Purchase of property, plant and equipment	(128,000)	(483,000)
Business acquisition	—	(156,000)
Capitalized software	(146,000)	(185,000)

Cash used in investing activities	(274,000)	(824,000)
Financing activities:
Proceeds from exercise of stock options	—	102,000

Cash provided by financing activities	—	102,000

Net increase (decrease) in cash and cash equivalents	233,000	(270,000)
Cash and cash equivalents at beginning of period	9,093,000	9,451,000

Cash and cash equivalents at end of period	$9,326,000	$9,181,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Financial Statements

The accompanying financial statements of the Company for the three and six months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2002.

Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less.

Marketable Securities

All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and reevaluates its appropriateness at each balance sheet date. The Company’s marketable securities at March 31, 2003 consist of debt instruments that bear interest at various rates. The Company had no marketable securities in the six month period ended March 31, 2002. The gross unrealized gains on securities available-for-sale at March 31, 2003 were $25,000. There were no realized gains (losses) for the six month period ended March 31, 2003.

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

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

Statements of Cash Flows

Net changes in operating assets and liabilities as shown in the condensed statements of cash flows are as follows:

	SIX MONTHS ENDED

	MARCH 31	MARCH 31
	2003	2002

(Increase) decrease in:
Accounts receivable	$382,000	$799,000
Inventories	(43,000)	(45,000)
Income tax receivable	—	(375,000)
Other current assets	15,000	39,000
Increase (decrease) in:
Accounts payable	(42,000)	(47,000)
Accrued compensation and related expenses	52,000	(71,000)
Customer deposits and deferred revenue	94,000	229,000
Other accrued liabilities	(24,000)	(43,000)

Net changes in operating assets and liabilities	$434,000	$486,000

Income taxes paid during the six months ended March 31, 2003 and 2002 were $11,000 and $8,000, respectively. There was no interest expense paid in the first six months of fiscal 2003 or 2002.

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

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

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

Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net loss per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted loss per share if their effect is anti-dilutive. There are 1,067,000 options and 350,000 warrants outstanding at March 31, 2003 that were excluded from the computation because their effect is anti-dilutive. The computations of basic and diluted net loss per share for the three and six month periods ended March 31, 2003 and 2002 is as follows:

	THREE MONTHS ENDED

	MARCH 31	MARCH 31
	2003	2002

Numerator:
Net loss for basic and diluted net loss per share	$(312,000)	$(13,000)

Denominator:
Weighted-average shares outstanding	3,109,000	3,060,000

Denominator for basic net loss per share:
Weighted-average shares	3,109,000	3,060,000
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted net loss per share:
Weighted average shares and assumed conversions	3,109,000	3,060,000

Basic net loss per share	$(0.10)	$—

Diluted net loss per share	$(0.10)	$—

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

Net Loss Per Share (continued)

	SIX MONTHS ENDED

	MARCH 31	MARCH 31
	2003	2002

Numerator:
Net loss for basic and diluted net loss per share	$(496,000)	$(519,000)

Denominator:
Weighted-average shares outstanding	3,109,000	3,042,000

Denominator for basic net loss per share:
Weighted-average shares	3,109,000	3,042,000
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted net loss per share:
Weighted average shares and assumed conversions	3,109,000	3,042,000

Basic net loss per share	$(0.16)	$(0.17)

Diluted net loss per share	$(0.16)	$(0.17)

Stock Option Plans

The Company follows the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based”, as amended, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For purposes of pro forma disclosures, the following table illustrates the effect on net loss and loss per share, had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS 123:

	THREE MONTHS ENDED		SIX MONTHS ENDED

	MARCH 31 2003	MARCH 31 2002	MARCH 31 2003	MARCH 31 2002

Net loss, as reported	$(312,000)	$(13,000)	$(496,000)	$(519,000)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(57,000)	(57,000)	(120,000)	(110,000)

Net loss, as adjusted	$(369,000)	$(70,000)	$(616,000)	$(629,000)

Basic loss per share:
As reported	$(0.10)	$—	$(0.16)	$(0.17)
As adjusted	$(0.12)	$(0.02)	$(0.20)	$(0.21)
Diluted loss per share:
As reported	$(0.10)	$—	$(0.16)	$(0.17)
As adjusted	$(0.12)	$(0.02)	$(0.20)	$(0.21)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2003, as Compared to Three Months Ended March 31, 2002

Six Months Ended March 31, 2003 as Compared to Six Months Ended March 31, 2002

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

RESULTS OF OPERATIONS

Net revenues for the three months ended March 31, 2003 increased 4% to $4.9 million, consisting of a 2% increase in system revenues and a 6% increase in service revenues, compared to March 31, 2002. The increase in system revenues compared to the three months ended March 31, 2002 was due to an increase in new system sales partially offset by a decline in sales to existing customers. Net revenue for the six months ended March 31, 2003 increased 2% to $9.8 million, consisting of a 1% decrease in system revenues and a 7% increase in service revenues, compared to the same period in 2002. The decrease in system revenues compared to the six months ended March 31, 2002 was due to a decline in both new system sales and sales to existing customers. Poor economic conditions continue to have an effect on retailers willingness to invest in capital equipment. The increase in service revenues in the three and six months ended March 31, 2003 was related to an increase in X-Charge credit card processing revenue.

Gross margin for the three and six months ended March 31, 2003 was 55% and 56%, respectively, compared to 52% for the three months and 50% for the six months ended March 31, 2002. Gross margin on system revenues decreased to 48% for the three months ended March 31, 2003 compared to 50% for the three months ended March 31, 2002, and increased to 49% for the six months ended March 31, 2003 compared to 47% for the six months ended March 31, 2002. The decrease in margin on system sales for the three months ended March 31, 2003 was a result of a sales mix of lower margin hardware sold compared to the three months ended March 31, 2002. The increase in margin on system sales for the six months ended March 31, 2003 was a result of lower installation labor costs compared to the six months ended March 31, 2002. Gross margin for service revenue was 68% and 69% for the three and six months ended March 31, 2003, respectively, compared to 56% and 55% for the same periods in 2002. The increase in gross margin for service revenue was related to the X-Charge recurring credit card processing revenue, which yielded higher margins due to lower costs required to produce this revenue.

Selling, general and administrative expenses expressed as a percentage of net revenues was 53% for the three and six months ended March 31, 2003, compared to 52%, and 50%, for the three and six months ended March 31, 2002. Selling, general and administrative expenses for the three and six months ended March 31, 2003, increased 6% and 7%, respectively, compared to the three and six months ended

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

March 31, 2002. The increase in selling, general and administrative expenses resulted from the increases in commission expense, bad debt expense, and advertising expense.

Research and development expenses as a percentage of revenues have remained constant at 10% for the three and six months ended March 31, 2003 and 2002. The Company continues to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.

Income taxes, there was no provision for income taxes based on the loss for the three and six months ended March 31, 2003 compared to a tax benefit of $375,000 recorded in the three and six months ended March 31, 2002, related to a tax law revision on the treatment of net loss carrybacks.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents plus marketable securities totaled $10.9 million on March 31, 2003, compared to $10.6 million on September 30, 2002. The Company generated $507,000 from operations and expended $274,000 for fixed assets and capitalized software development during the six months ended March 31, 2003, compared to $452,000 generated from operations, $668,000 expended for fixed assets and capitalized software development, $156,000 used for a business acquisition, and received $102,000 from the proceeds of stock options exercised during the six months ended March 31, 2002.

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

RISK FACTORS

Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in its Report and in our other filings with the SEC, including the Company’s reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect the business. If any of these known or unknown risks or uncertainties actually occur with material adverse effects on CAM Commerce Solutions, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions in the retail and related industries have resulted in a continuing downturn in the economic conditions of the United States. As a result of these unfavorable economic conditions, the Company has experienced a slowdown in customer orders. The Company cannot predict the timing,

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

strength and duration of any economic recovery that would impact the retail industry. If such economic conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

•	The Company’s stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price your paid for them.

The Company’s common stock maintains a low trading volume of shares per day over the past year. This thin trading volume may continue to occur in response to various factors, many of which cannot be controlled by the Company, including:

-	quarter to quarter variations in operating results;

-	general economic conditions;

-	changes in investor perceptions;

-	changes in accounting rules;

-	changes in competitor’s products and market share

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

•	The Company’s operating results may fluctuate significantly due to the intense competitive pressures on our target customers. In addition, the Company’s quarterly operating results may fluctuate significantly. Any such variations could adversely affect the market price of the Company’s common stock.

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

The Company’s quarterly net revenue and operating results have fluctuated significantly in the past and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within control of the Company. Fluctuations in quarterly operating results may be due to a number of factors, including the following, as well as the impact of the other factors identified in this “Risk Factors” section:

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

CAM COMMERCE SOLUTIONS, INC.

ITEM 4 . CONTROLS AND PROCEDURES

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

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: May 14, 2003	By /S/ Geoffrey D. Knapp

Geoffrey D. Knapp Chief Executive Officer

Date: May 14, 2003	By /S/ Paul Caceres Jr.

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

Dated: May 14, 2003

By: /s/ Geoffrey D. Knapp

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

Dated: May 14, 2003

By: /s/ Paul Caceres

Paul Caceres Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 99.1	(Certification Pursuant to the Act of 2002)