Form 10-Q
period 2003-06-30
CAM COMMERCE SOLUTIONS INC
filed 2003-08-13
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

Yes  (X)     No  (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  (   )     No  (X)

As of August 11, 2003 there were 3,208,470 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

INDEX

PART I Financial Information
Item 1	Financial Statements:	Page Number
	a) Condensed Balance Sheets at June 30, 2003 (unaudited) and September 30, 2002	3
	b) Condensed Statements of Operations for the three months ended June 30, 2003 and 2002 (unaudited)	4
	c) Condensed Statements of Operations for the nine months ended June 30, 2003 and 2002 (unaudited)	5
	d) Condensed Statements of Cash Flows for the nine months ended June 30, 2003 and 2002 (unaudited)	6
	e) Notes to Condensed Financial Statements (unaudited)	7-10
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15
Item 3	Not Applicable
Item 4	Controls and Procedures	16
PART II Other Information
Items 1-3	Not Applicable	17
Item 4	Submission of Matters to a Vote of Security Holders	17
Item 5	Not Applicable	17
Item 6	Exhibits and Reports on Form 8-K	17
Signature Page		18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CAM COMMERCE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	JUNE 30	SEPTEMBER 30
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,553,000	$9,093,000
Marketable available-for-sale securities	1,543,000	1,519,000
Accounts receivable, net	1,657,000	1,842,000
Inventories	315,000	324,000
Other current assets	116,000	146,000

Total current assets	13,184,000	12,924,000
Property and equipment, net	774,000	972,000
Intangible assets, net	939,000	1,177,000
Other assets	321,000	338,000

Total assets	$15,218,000	$15,411,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$431,000	$563,000
Accrued compensation and related expenses	669,000	547,000
Deferred service revenue and customer deposits	1,403,000	1,295,000
Other accrued liabilities	185,000	235,000

Total current liabilities	2,688,000	2,640,000
Long-term liabilities:
Note payable	9,000	13,000

Total liabilities	2,697,000	2,653,000
Stockholders’ equity:
Common stock, $.001 par value, 12,000,000 shares authorized, 3,186,000 shares issued and outstanding at June 30, 2003 and 3,109,000 at September 30, 2002	3,000	3,000
Paid-in capital	14,041,000	13,886,000
Accumulated other comprehensive income	32,000	14,000
Accumulated deficit	(1,555,000)	(1,145,000)

Total stockholders’ equity	12,521,000	12,758,000

Total liabilities and stockholders’ equity	$15,218,000	$15,411,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED

	JUNE 30	JUNE 30
	2003	2002

REVENUES
Net hardware, software and installation revenues	$3,413,000	$3,724,000
Net service revenues	1,751,000	1,659,000

Total net revenues	5,164,000	5,383,000
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,610,000	1,792,000
Cost of service revenues	556,000	663,000

Total cost of revenues	2,166,000	2,455,000
Selling, general and administrative expenses	2,494,000	2,586,000
Research and development expenses	485,000	365,000

Total costs and operating expenses	5,145,000	5,406,000

Operating income (loss)	19,000	(23,000)
Gain on disposal of assets	—	715,000
Interest income	72,000	60,000

Income before provision for income taxes	91,000	752,000
Provision for income taxes	5,000	—

Net income	$86,000	$752,000

Basic net income per share	$0.03	$0.25

Diluted net income per share	$0.03	$0.23

Weighted average common shares outstanding
Basic	3,134,000	3,062,000
Weighted average common shares outstanding
Diluted	3,257,000	3,221,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	NINE MONTHS ENDED

	JUNE 30	JUNE 30
	2003	2002

REVENUES
Net hardware, software and installation revenues	$9,803,000	$10,137,000
Net service revenues	5,160,000	4,860,000

Total net revenues	14,963,000	14,997,000
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	4,838,000	5,178,000
Cost of service revenues	1,629,000	2,109,000

Total cost of revenues	6,467,000	7,287,000
Selling, general and administrative expenses	7,760,000	7,525,000
Research and development expenses	1,350,000	1,227,000

Total costs and operating expenses	15,577,000	16,039,000

Operating loss	(614,000)	(1,042,000)
Gain on disposal of assets	—	715,000
Interest income	209,000	185,000

Loss before provision (benefit) for income taxes	(405,000)	(142,000)
Provision (benefit) for income taxes	5,000	(375,000)

Net income (loss)	$(410,000)	$233,000

Basic net income (loss) per share	$(0.13)	$0.08

Diluted net income (loss) per share	$(0.13)	$0.07

Weighted average common shares outstanding
Basic	3,117,000	3,049,000
Weighted average common shares outstanding
Diluted	3,117,000	3,204,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED

	JUNE 30	JUNE 30
	2003	2002

Operating activities:
Net income (loss)	$(410,000)	$233,000
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	790,000	799,000
Gain on disposal of assets	—	(715,000)
Loss on disposal of property, plant and equipment	1,000	9,000
Provision for doubtful accounts	25,000	(100,000)
Net changes in operating assets and liabilities	254,000	707,000

Net cash provided by operations	660,000	933,000
Investing activities:
Purchase of property, plant and equipment	(160,000)	(616,000)
Capitalized software	(195,000)	(286,000)
Net proceeds from disposal of assets	—	720,000
Purchase of marketable securities	—	(1,507,000)
Business acquisition	—	(156,000)

Cash used in investing activities	(355,000)	(1,845,000)
Financing activities:
Proceeds from exercise of stock options	155,000	156,000

Cash provided by financing activities	155,000	156,000

Net increase (decrease) in cash and cash equivalents	460,000	(756,000)
Cash and cash equivalents at beginning of period	9,093,000	9,451,000

Cash and cash equivalents at end of period	$9,553,000	$8,695,000

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Financial Statements

The accompanying financial statements of the Company for the three and nine months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2002.

Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less.

Marketable Securities

All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at June 30, 2003 and September 30, 2002 consist of debt instruments that bear interest at various rates. The gross unrealized gains on securities available-for-sale at June 30, 2003 and September 30, 2002 were $32,000 and $14,000, respectively. There were no realized gains (losses) for the nine months ended June 30, 2003 and June 30, 2002.

Concentrations of Credit Risk

The Company sells its products primarily to small-to-medium size retailers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. Credit losses have traditionally been minimal and such losses have been within management’s expectations.

Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value. Inventories are composed of finished goods, which include electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.

Comprehensive Income (Loss)

The Comprehensive income (loss) for the three and nine month periods ended June 30, 2003 and June 30, 2002, were $93,000, ($378,000), $741,000, and $222,000, respectively. Unrealized gains and losses on securities available-for-sale represented the difference between net income (loss) and comprehensive income (loss).

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

Statements of Cash Flows

Net changes in operating assets and liabilities as shown in the condensed statements of cash flows are as follows:

	NINE MONTHS ENDED

	JUNE 30	JUNE 30
	2003	2002

(Increase) decrease in:
Accounts receivable	$160,000	$886,000
Inventories	9,000	87,000
Other current assets	41,000	72,000
Increase (decrease) in:
Accounts payable	(132,000)	(310,000)
Accrued compensation and related expenses	122,000	(72,000)
Customer deposits and deferred revenue	108,000	93,000
Other accrued liabilities	(54,000)	(49,000)

Net changes in operating assets and liabilities	$254,000	$707,000

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

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on its results of operations or financial position.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

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

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income (loss) per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted income (loss) per share if their effect is anti-dilutive. There are 390,000 options and 350,000 warrants outstanding at June 30, 2003 that were excluded from the computation because their effect is anti-dilutive. The computations of basic and diluted net income (loss) per share for the three and nine month periods ended June 30, 2003 and 2002 is as follows:

	THREE MONTHS ENDED

	JUNE 30	JUNE 30
	2003	2002

Numerator:
Net income for basic and diluted net income per share	$86,000	$752,000

Denominator:
Weighted-average shares outstanding	3,134,000	3,062,000

Denominator for basic net income per share:
Weighted-average shares	3,134,000	3,062,000
Effect of dilutive securities:
Stock options	123,000	159,000

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	3,257,000	3,221,000

Basic net income per share	$0.03	$0.25

Diluted net income per share	$0.03	$0.23

CAM COMMERCE SOLUTIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

Net Income (Loss) Per Share (continued)

	NINE MONTHS ENDED

	JUNE 30	JUNE 30
	2003	2002

Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$(410,000)	$233,000

Denominator:
Weighted-average shares outstanding	3,117,000	3,049,000

Denominator for basic net income (loss) per share:
Weighted-average shares	3,117,000	3,049,000
Effect of dilutive securities:
Stock options	—	155,000

Denominator for diluted net income (loss) per share:
Weighted average shares and assumed conversions	3,117,000	3,204,000

Basic net income (loss) per share	$(0.13)	$0.08

Diluted net income (loss) per share	$(0.13)	$0.07

Stock Option Plans

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following table illustrates the effect on net income (loss) and income (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	JUNE 30 2003	JUNE 30 2002	JUNE 30 2003	JUNE 30 2002

Net income (loss), as reported	$86,000	$752,000	$(410,000)	$233,000
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(96,000)	(102,000)	(216,000)	(212,000)

Net income (loss), as adjusted	$(10,000)	$650,000	$(626,000)	$21,000

Basic income (loss) per share:
As reported	$0.03	$0.25	$(0.13)	$0.08
As adjusted	$—	$0.21	$(0.20)	$0.01
Diluted income (loss) per share:
As reported	$0.03	$0.23	$(0.13)	$0.07
As adjusted	$—	$0.20	$(0.20)	$0.01

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 as Compared to Three Months Ended June 30, 2002

Nine Months Ended June 30, 2003 as Compared to Nine Months Ended June 30, 2002

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

RESULTS OF OPERATIONS

Net revenues for the three months ended June 30, 2003 decreased 4% to $5.2 million, consisting of an 8% decrease in system revenues and a 6% increase in service revenues, compared to the three months ended June 30, 2002. The decrease in system revenues was due to a decrease in both new system sales and system upgrade sales. Net revenue for the nine months ended June 30, 2003 remained flat at $15 million, consisting of a 3% decrease in system revenues and a 6% increase in service revenues, compared to the same period in 2002. The decrease in system revenues compared to the nine months ended June 30, 2002 was due to a decline in both new system sales and system upgrade sales. Poor economic conditions continue to have an effect on retailers willingness to invest in capital equipment. The increase in service revenues in the three and nine months ended June 30, 2003 was related to an increase in X-Charge credit card processing revenue.

Gross margin for the three and nine months ended June 30, 2003 was 58% and 57%, respectively, compared to 54% for the three months and 51% for the nine months ended June 30, 2002. Gross margin on system revenues increased to 53% for the three months ended June 30, 2003 compared to 52% for the three months ended June 30, 2002, and increased to 51% for the nine months ended June 30, 2003 compared to 49% for the nine months ended June 30, 2002. The increase in margin on system sales for the three months ended June 30, 2003 was a result of higher margin on equipment sales and lower discounts given on sales, compared to the three months ended June 30, 2002. The increase in margin on system sales for the nine months ended June 30, 2003 was a result of less price discounting and lower installation labor costs compared to the nine months ended June 30, 2002. Gross margin for service revenue was 68% for the three and nine months ended June 30, 2003, compared to 60% and 57%, respectively, for the corresponding periods in 2002. The increase in gross margin for service revenue was related to the X-Charge recurring credit card processing revenue, which yielded higher margins due to lower costs required to produce this revenue, and a decrease in payroll expense for the support department.

Selling, general and administrative expenses expressed as a percentage of net revenues was 48% and 52% for the three and nine months ended June 30, 2003, respectively, compared to 48% and 50%, for the three and nine months ended June 30, 2002. Selling, general and administrative expenses decreased 4% for the three months and increased 3% for the nine months ended June 30, 2003, compared to the three and nine months ended June 30, 2002. The decrease in selling, general and administrative expenses for the

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

three months ended June 30, 2003 resulted from the decrease in advertising expense. The increase in selling, general and administrative expenses for the nine months ended June 30, 2003 was related to the increases in commission expense and payroll expense.

Research and development expenses expressed as a percentage of revenues was 9% for the three and nine months ended June 30, 2003, compared to 7% and 8% for the same periods in 2002. The increase was due to lower capitalization of costs to develop new marketable software and to enhance existing systems software in 2003. The Company continues to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.

Income taxes, provision for income taxes for the three and nine months ended June 30, 2003 was $5,000, related to minimum tax payment, compared to a tax benefit of $375,000 recorded in the nine months ended June 30, 2002, related to a tax law revision on the treatment of net loss carrybacks. There was no provision for income taxes recorded in the three month ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents plus marketable securities totaled $11.1 million on June 30, 2003, compared to $10.6 million on September 30, 2002. The Company generated $660,000 from operations, expended $355,000 for fixed assets and capitalized software development, and received $155,000 from the proceeds of stock options exercised during the nine months ended June 30, 2003, compared to $933,000 generated from operations, $902,000 expended for fixed assets and capitalized software development, $156,000 expended for a business acquisition and $1.5 million expended for purchase of marketable securities, and received $156,000 from the proceeds of stock options exercised and $720,000 from the sale of Access retail management consulting business during the nine months ended June 30, 2002.

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

FORWARD LOOKING STATEMENTS

All statements included or incorporated by reference in this Report, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and cost control and reduction efforts, the market acceptance and performance of our products, implications of our lengthy sales cycle, the competitive nature in our markets, and our future capital requirements. These forward-looking statements are based on our current

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward–looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” “feels,” “outlook,” “forecast,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to the Company at this time. Such information is subject to change. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially and adversely from those expressed in any forward–looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. The Company undertakes no obligation to revise or update publicly any forward-looking statement for any reason.

RISK FACTORS

Before deciding to buy, hold or sell the Company’s common stock, you should carefully consider the risks described below, in addition to the other information contained in this Report and in the Company’s other filings with the SEC, including the Company’s reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect the business. If any of these known or unknown risks or uncertainties actually occur with material adverse effects on CAM Commerce Solutions, its business, financial condition and results of operations could be seriously harmed. In that event, the market price for the Company’s common stock could decline and you may lose all or part of your investment.

•	The Company faces intense competition in the retail point of sale industry, which could reduce our market share.

In 2002, Intuit and Microsoft entered the point of sale market with competing products. These products were either acquired or licensed from existing competitors in the Company’s marketplace. The Company has successfully competed against these products in the past. The Company believes its software products with their rich feature set will allow them to compete successfully against the Intuit and Microsoft products, but there is no assurance of this based on the significant financial resources available to Intuit and Microsoft and their strong ability to market and modify their products.

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

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions in the retail and related industries have resulted in a continuing downturn in the economic conditions of the United States. As a result of these unfavorable economic conditions, the Company has experienced a slowdown in customer orders. If such economic conditions continue or worsen, this slowdown in orders will likely continue.

•	The Company’s stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them.

The Company’s common stock has historically maintained a low trading volume of shares per day. This trend is likely to continue.

•	The Company’s operating results have fluctuated significantly from quarter to quarter in the past and are likely to continue to do so due to a number of factors which are not within the Company’s control, including the intense competitive pressure on our target customers.

The Company operates in the retail industry. Our target customers are small-to-medium size retailers. These target customers are under intense competitive pressure from large retail chains such as Wal-Mart and others. These large retailers are gaining market share at the expense of our target customers and each other. This intense competition causes some small retailers to go out of business, and others to consolidate with other small regional retail chains. This results in a shrinking population of our target customers. This also causes our target customers to be more cautious about capital spending for their retail business. These factors can cause substantial fluctuations in our revenues and in our results of operations. This current trend in the retail industry may exist indefinitely and could seriously impact our revenue and harm our business, financial condition and results of operations. Our quarterly results may vary significantly as a result of the general conditions in the retail industry. Other factors which may affect quarterly results include:

–	the availability and pricing of competing products and the resulting effects on sales;
–	the effectiveness of expense and cost control efforts;
–	the ability to develop and deliver software products to market in a timely manner;
–	the rate at which present and future customers adopt the Company’s new products and services in our target markets;
–	the effects of new and emerging technologies;
–	the ability to retain and hire key executives, management, technical personnel and other employees that are needed to implement business and product plans;
–	the ability to compete against much larger competitors with significantly larger financial resources than the Company; and
–	the level of orders received that can be shipped in a fiscal quarter.

Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter to quarter comparisons of the Company’s operating results as an indication of future performance.

CAM COMMERCE SOLUTIONS, INC.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

CAM COMMERCE SOLUTIONS, INC.

PART II — OTHER INFORMATION

Item 1     Legal Proceedings. None

Item 2     Changes in Securities. None

Item 3     Defaults upon Senior Securities. None

Item 4     Submission of Matters to a Vote of Security Holders

On April 10, 2003, the Company held its annual meeting of shareholders. The percentage of shares voted totaled 91% of the total outstanding shares. The following items were voted upon at the annual meeting with the results of the voting:

1.     The election of five persons to serve on the Company’s Board of Directors. The term shall be until the next meeting of shareholders in 2004.

VOTES

	For	Against	Abstain
Geoffrey D. Knapp	2,815,130	25,270	—
Walter Straub	2,815,130	25,270	—
David Frosh	2,815,130	25,270	—
Scott Broomfield	2,815,130	41,270	—
Donald Clark	2,815,130	41,270	—

2.     The ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company.

VOTES

For	Against	Abstain
2,837,355	2,970	75

Item 5     Other Information. None

Item 6     Exhibits and Reports on Form 8-K

(A)  Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(B) Reports on Form 8-K	Press Release filed on July 29, 2003 (furnished pursuant to Item 12 of Form 8-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date:	August 13, 2003	By	/S/ Geoffrey D. Knapp

Geoffrey D. Knapp Chief Executive Officer

Date:	August 13, 2003	By	/S/ Paul Caceres Jr.

Paul Caceres Jr. Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act