Form 10-K
period 2003-09-30
CAM COMMERCE SOLUTIONS INC
filed 2003-12-22
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________ to __________

Commission file number : 0-16569

CAM COMMERCE SOLUTIONS, INC.

(Exact name of registrant as specified in its Charter)

Delaware	95-3866450
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

17075 Newhope Street, Suite A
Fountain Valley, California	92708
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2003 was approximately $10,580,000. As of December 5, 2003, there were outstanding 3,301,000 shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part II	Annual Report to Stockholders for fiscal year ended September 30, 2003

PART I

Cautionary Statement

All statements included or incorporated by reference in this Report on Form 10-K, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be subject to the safe harbor provisions of such act. Examples of forward-looking statements include, but are not limited to, competition, market conditions, new products, reseller program, new system sales, statements concerning projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting, the effectiveness of our expense and cost control and reduction efforts, the market acceptance and performance of our products, implications of our lengthy sales cycle, the competitive nature in our markets, and our future capital requirements. These forward – looking statements are based on our current expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward — looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” similar expressions, and variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward – looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

ITEM 1. BUSINESS

The Company

CAM Commerce Solutions, Inc. (the Company) was incorporated in California in 1983, and reincorporated in Delaware in 1987. Our principal business is to provide total commerce solutions for small to medium size, traditional retailers and Web retailers. We offer complete retailing systems, consisting of software, hardware, installation, training, technical support services and web hosting services. We also offer comprehensive payment processing solutions and services that integrate with our retailing systems as well as other suppliers systems. These solutions are based on our open architecture software products for managing inventory, point of sale, sales transaction processing, accounting and payment processing. Sales, service, research, and development are located in California and Nevada, while our customers are located throughout the United States.

The Systems

We offer several turn-key systems:

(1)	CAM32 – designed for hard goods retailers whose inventory is re-orderable in nature.

(2)	Profit$ – designed for apparel and shoe retailers whose inventory is seasonable in nature, and color and size oriented.

(3)	Retail STAR – a Windows-based system designed to incorporate multiple functions of both the CAM and Profit$ systems.

(4)	Retail ICE – single-user derivative of Retail STAR.

(5)	MicroBiz – a Windows-based system designed for single-store, hard goods retailers that are generally smaller in size than customers that utilize the CAM32 system.

Our systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by day and/or month. In addition, our systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (last cost, average cost and retail) and other reports. The systems can also provide integrated or interfaced accounting functions including accounts receivable, accounts payable, and general ledger. Our systems integrate Intel-based personal computers, computer point of sale stations, hand-held and table top barcode laser scanners, computer workstations, laser printers, and our software. We are able to adapt our software to existing Intel-based personal computers. Each system is configured to meet the customer’s particular needs and, as a result, the components included in each system, including the personal computer, printer, point of sale station and ours software, depend on the needs, the size and the industry type of the customer.

The CAM32 system, Profit$ system, Retail STAR system, and Microbiz system are derived from software originally designed by Retail Solutions, Inc., MicroStrategies, Inc., Teamsoft, Inc. and MicroBiz Inc. , respectively. We acquired these systems from these companies and continue to make modifications and enhancements to them.

We provide an entire system to each customer on a “turnkey” basis, in that we provide all of the hardware and the software as well as the installation of a system on the customer’s premises. All systems, except the MicroBiz and Retail ICE systems, are capable of handling multiple stores for a given customer. In a multiple-store system, we either install a computer network or work with the existing network infrastructure of the customer. The server computer at each store communicates with the server computer at the customer’s main office. The main server computer compiles all information from the other locations for processing and reporting.

Inventory Management

We believe that inventory control is the most important and time consuming task facing the management of retail stores. Each of our systems was designed to address the retailer’s need for simpler and yet more accurate means of controlling a large and diverse inventory. All inventory information, once entered into the system, is updated for each sale that is transmitted from the point-of-sale station to the server computer. The following managerial reports are examples of the type of reporting that the systems are capable of providing:

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

Accounting Management

We have developed our own accounting software called Retail STAR Accounting, which is integrated to Retail STAR and Retail ICE software products. The accounting modules include Sales Order, Accounts Receivable, Accounts Payable, General Ledger, and Bank Reconciliation.

Service and Support

Customer service and support is a critical element in maintaining customer satisfaction. For a monthly fee, each purchaser of a system receives service and support from us. The service and support we provide includes:

(1)	Hardware Service. We offer hardware service to our customers on a time and material billing basis. Our service representatives are trained to determine the source of the problem or malfunction in the hardware and, once determined, replace the defective component. Defective components are either repaired at our facility or sent to a manufacturer’s authorized service center for repair.

(2)	Technical Phone Support and Software Enhancements. We provide technical support by troubleshooting the customer’s systems problems via the telephone and via modem. We do not significantly customize our software for particular customers, but we are receptive to comments from customers concerning our software. Such comments, together with planned enhancements to the software, result in improvements, which are provided without additional cost to all customers on a service contract.

(3)	Installation and Training. In order to assure customers that they will be able to properly integrate our system into their business, we offer on-site installation and training on the use and application of our systems to each customer. The training can take place at our in-house training facilities or at the customer’s location. The amount of training required depends upon the knowledge and experience of the user plus the complexity of the business to which the system is being implemented. We also offer training to our customers via the telephone.

(4)	Payment processing services. We provide payment processing services for our customers utilizing X-Charge software and a third party credit card payment processor. X-Charge is a payment processing software that is integrated with our point of sale software. X-Charge generates revenues for us based on sales transaction payment processing (credit card) services provided to our customers.

Marketing

Direct Sales

We market our systems primarily through our direct sales force consisting of 40 salespersons and sales associates, all of whom work exclusively for us. Our marketing efforts extend nationwide with offices in the states of California, Nevada, Washington, Georgia, Florida, Missouri, Massachusetts and New Jersey. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by us to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, we are generally able to ship and install an entire system within four to six weeks. We are paid directly by the customer or by third-party leasing companies. Compensation for salespeople is based on a percentage of contract prices for each system sold.

Brochures, Trade Shows, and Advertising Media

We market our systems by advertising in trade journals, the Internet, and other print media targeted at retail businesses, by attending industry specific trade shows, by using sales promotional DVDs, and by direct mail advertising.

Sources of Supply

The computer hardware, which makes up our systems, consists primarily of standard components purchased by us from outside distributors and includes products such as Intel-based personal computers, Hewlett-Packard printers, Symbol Technologies hand-held laser scanners and portable data terminals, Epson receipt printers, and U.S. Robotics modems. For most computer hardware components, we have more than one source of supply.

Customers

We have a wide base of customers with no single customer accounting for 10% or more of our revenues.

Backlog

We purchase component hardware for our systems based upon system purchase orders and our forecast of demand for our products. Orders from customers are usually shipped by us pursuant to an agreed upon schedule. Orders, however, may be canceled or rescheduled by the customer with a minimal penalty. For this reason, we believe such backlog information is not indicative of our future sales or business trends and is subject to fluctuation. As of December 5, 2003, backlog was approximately $864,000 as compared to $660,000 on December 5, 2002. Backlog is based upon purchase orders placed with the Company which the Company believes are firm orders that will be filled in the current fiscal year.

Competition

The industry in which we operate is highly competitive. We compete with suppliers dedicated to one type of business and suppliers of software that provide functions similar to our software. Most competitors sell their products through independent dealers on a regional and basis. We sell on a direct sales basis.

We consider our systems to have greater capabilities for the small and medium size retailers than suppliers of other systems. We believe we offer unique software features including i.STAR (fully integrated Web store), A-Trade auction management solution (integration to ebay’s trading marketplace), and integrated accounting software. Included among such capabilities are ongoing software enhancement and a service organization in place to support the customer after the initial sale. We compete on the basis of product features, customer support, and our direct sales force against competitors that typically compete on the basis of lower pricing.

We also compete with vertical market suppliers of automated retail systems, which include hardware and software intended for use by a particular retail industry segment. Some of these suppliers compete with us on the basis of lower pricing.

Our ability to meet competition will depend upon, among other things, our ability to maintain our marketing effort, increase the capabilities of our systems through ongoing enhancements and improvements, and obtain financing when, and if, needed.

Intuit and Microsoft both offer competing point of sale software products. These products were either acquired or licensed from existing competitors in our marketplace. We have successfully competed against these products in the past. We believe our software products with their strong feature set will allow us to compete successfully against Intuit and Microsoft’s products, but there is no assurance of this based on the significant financial resources available to Intuit and Microsoft and their ability to market and modify their products.

Patents and Trademarks

We have obtained federal trademark registration for the following trademarks: Retail STAR, Retail ICE, A-Trade and X-Charge. We rely on a combination of trade secrets, copyright laws, and technical measures to protect our proprietary software. The software included in a system is not accessible by customers for purposes of revisions or copying, because we do not release the software source code to customers. We do not hold any patents and believe that our competitive position is not materially dependent upon patent protection. We believe that most of the technology used in the design and manufacture of most of our products is generally known and available to others. Consequently, there are no assurances that others will not develop, market and sell products substantially equivalent to our products, or utilize technologies similar to those used by us. Although we believe that our products do not infringe on any third party’s patents, we may become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we may not have the necessary financial or management resources to defend or prosecute our rights in connection with any litigation.

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

Software Development

We develop our software using a modular approach which allows a programmer to incorporate, replace or delete parts of an existing computer software program into a new program without affecting the operation of the remaining parts of the program. The incorporation of existing software, which has already been fully tested, into new product designs, reduces the time and expense that we would otherwise incur in developing and enhancing our products.

We spent approximately $1,949,000, $2,195,000, and $2,187,000 on software development, including amounts capitalized during the years ended September 30, 2003, 2002, and 2001, respectively. We anticipate we will continue to incur software development costs in connection with enhancements and improvements of our software and the development of new products. These activities may require an increase in our programming and technical staff.

Employees

As of September 30, 2003, we had 164 full time employees, including 17 employed in finance, administration and executive officers, 24 in programming and quality assurance, 46 in sales and marketing, 16 in training and installation, 51 in technical support and 10 in operations.

None of our employees are represented by a labor union and we believe that we enjoy harmonious relationships with our employees.

Environmental Regulations

There has been no material effect on us from compliance with environmental regulations.

Risk Factors

Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, they could have a material adverse effect on our business, financial condition and results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We face intense competition in the retail point of sale industry, which could reduce our market share.

Intuit and Microsoft both offer competing point of sale software products. These products were either acquired or licensed from our competitors. Although we have successfully competed against these products in the past, both Intuit and Microsoft have significant financial resources to market and modify their products, and, therefore, we may not be able to continue to successfully compete against them in the future.

The slowdown in the United States economy has adversely impacted our revenues and profitability and may continue to do so.

Slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions in the retail and related industries have resulted in a continuing downturn in the economic conditions of the United States. As a result of these unfavorable economic conditions, we have experienced a slowdown in customer orders. If such economic conditions continue or worsen, this slowdown in orders will likely continue.

Our stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them.

Our common stock has historically maintained a low trading volume of shares per day. This trend is likely to continue.

Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to continue to do so due to a number of factors which are not within our control, including the intense competitive pressure on our target customers.

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

Other factors which may affect quarterly results include:

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

Due to all of the foregoing factors, and the other risks discussed in this Report, you should not rely on quarter to quarter comparisons of our operating results as an indication of future performance.

ITEM 2. PROPERTIES

The Company currently leases approximately 26,000 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring March 31, 2007, at an average annual rent of approximately $350,000. This facility houses the Company’s corporate headquarters which includes executive and administrative offices, service and support staff, system integration, and inventory warehouse.

In addition, the Company also leases the following properties: (i) approximately 11,000 square feet of office space in Henderson, Nevada, which houses the Company’s research and development team, and the inside sales and telemarketing group on a ten-year lease that expires May 31, 2007, at an average annual rent of $150,000; (ii) approximately 3,600 square feet of office space in Upper Saddle River, New Jersey for the MicroBiz Division on a three-year lease that expires August 31, 2004, at an average annual rent of $75,000; and (iii) various immaterial month-to-month leases for sales offices throughout the country.

ITEM 3. LEGAL PROCEEDINGS

Because of the nature of its business, the Company is from time to time threatened or involved in legal actions. The Company does not believe any action now pending against it will result in material adverse effect on the Company and, further, does not consider that any such proceeding to fall outside ordinary, routine litigation incidental to the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Pursuant to General Instruction G (2), Items 5, 6, 7, and 8 have been omitted since the required information is contained in the Company’s 2003 Annual Report to Stockholders pursuant to Rule 14a-3(b), which is incorporated herein by reference below.

FORM 10-K	ANNUAL REPORT TO STOCKHOLDERS

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS	PAGE 20: STOCK AND DIVIDEND DATA

ITEM 6: SELECTED FINANCIAL DATA	PAGE 21: SELECTED FINANCIAL DATA SEE NOTE (A) BELOW

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	PAGES 3-8: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	SEE NOTE (B) BELOW

Note (A) The selected financial data incorporated herein by reference to the Company’s 2003 Annual Report to Stockholders as of September 30, 2003 and 2002 and for each of the years in the three-year period ended September 30, 2003, have been derived from the Company’s audited financial statements included elsewhere in this report by reference. The selected financial data as of September 30, 2001 and for the years ended September 30, 2000 and 1999 have been derived from audited financial statements of the Company not included herein. The data is qualified in its entirety by reference to, and should be read in conjunction with, the Company’s financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report by reference.

Note (B) Information for Item 8 is included in the Company’s consolidated financial statements as of September 30, 2003 and 2002, and for each of the years in the three-year period ended September 30, 2003, and the Company’s unaudited quarterly financial data for the two years ended September 30, 2003 and 2002, on pages 9 through 19 and page 21, respectively, of the Company’s 2003 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 20 of the Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2003 and 2002, the Company’s cash and cash equivalents were approximately $10,889,000 and $9,093,000, respectively. At September 30, 2003, the Company also held $1,541,000 of marketable available-for-sale securities consisting of debt instruments that bear interest rate risk. The Company places substantially all of its interest bearing investments with major financial and corporate institutions to limit risk. A 10% decline in interest rate yields would have resulted in a decrease in interest income of approximately $28,000 and $26,000 for the years ended September 30, 2003 and 2002, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The executive officers and directors of the Company and their ages are as follows:

Name	Age	Position with the Company

Geoffrey D. Knapp	45	Chief Executive Officer, Chairman of the Board, and Secretary
Greg Freeze	44	Chief Operating Officer
Paul Caceres	43	Chief Financial Officer and Chief Accounting Officer
Walter W. Straub	60	Director
David A. Frosh	45	Director
Scott Broomfield	46	Director, resigned in December 2003
Donald A. Clark	53	Director

Geoffrey D. Knapp, founder of the Company, has been a Director, and Chief Executive Officer of the Company since its organization in September 1983. Mr. Knapp received a bachelor’s degree in marketing from the University of Oregon.

Greg Freeze is the Chief Operating Officer of the Company, hired in 1998 as Vice President of Software Support. Prior to joining the Company, Greg held numerous positions in several software companies including Ultimate Southern California, Legal Management Systems (1988-1995), and DataWorks (1995-1998). Positions held included: programmer/analyst; senior programmer analyst; classroom training manager; telemarketing manager; account executive; marketing manager and vice president. Mr. Freeze holds a bachelor’s degree in Business Administration and a master’s degree in International Business from California State University, Fullerton. He also holds the CPIM title awarded by the American Production and Inventory Control Society.

Paul Caceres has been the Chief Financial Officer and Chief Accounting Officer of the Company since July 1987. Mr. Caceres is a Certified Public Accountant, licensed in the state of California. He received a bachelor’s degree in business administration from the University of Southern California.

Walter W. Straub has been a Director of the Company since May 1989. From 1984 to the present he has also served as the President, Chief Executive and Director of Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub received a bachelor’s degree in electrical engineering and a master’s degree in finance from Drexel University. In May 1993, Mr. Straub was elected to the Board of Trustees of Drexel University. Mr. Straub is a member of the U.C. Irvine Chief Executive Roundtable and serves on the Concordia University President’s Advisory Council.

David A. Frosh has been a member of the board of directors since August 1991. He is presently the President of Sperry Van Ness, a commercial real estate brokerage firm. Mr. Frosh was employed by CAM Commerce as President from June 1996 to March 2001. From June 1990 to June 1996, Mr. Frosh was employed as sales executive for the national accounts division of Automatic Data Processing “ADP.” ADP provides computerized transaction processing, data communications and information services. From June 1988 to June 1990, Mr. Frosh served as Director of Marketing for Optima Retail Systems, a privately held company, which manufactured and marketed inventory control systems for the retail apparel industry. Mr.

Frosh received a bachelor’s degree in marketing from Central Michigan University and a master’s degree in business administration from Claremont Graduate School.

Scott Broomfield has over 20 years business experience, with 15 years experience with high technology firms and companies in distress. He is presently the CEO of Visuale, a start-up software company specializing in solutions that enable businesses to rapidly deploy business systems that can be modified quickly to meet constantly changing business requirements. From 1998 through 2001, Mr. Broomfield was the CEO of Centura Software Corporation, a software company with $55 million in annual revenues. He was recruited to return capital for investors, he was successful in the repositioning Centura to wireless computing and accomplished a ten-fold capital return to its major investors, before eventually selling the business to Platinum Equity Holdings. From 1989 through 1997, he was a principal with Hickey & Hill, Inc. a business turn-around management firm. In this capacity, as a principal, he held senior operational, financial and advisory positions with Trilogy Systems, Dazix, DEC, Etec, InVision and Samsung. Mr. Broomfield holds a master’s degree in business administration from Santa Clara University.

Donald A. Clark was appointed as a member of the board of directors in November 2002. Mr. Clark has over 30 years of experience in retail operations and selling to retail businesses. He presently is the President and CEO of C&C Companies, a private, diversified apparel marketing and manufacturing company. Mr. Clark has held various executive positions with C&C Companies since 1983. C&C Companies designs, manufactures, markets and distributes apparel and accessories under the brand names of Rusty and Sanuk USA. The company directly distributes products in the USA and Canada. Mr. Clark attended the University of Arizona as a marketing and business major.

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

Employment agreements

In 1996, the Company entered into employment agreements with Geoffrey D. Knapp, Chief Executive Officer, and Paul Caceres, Chief Financial Officer. The agreements call for the officers to serve in their respective executive positions for 12 month terms and renew automatically on an annual basis. The agreements terms currently include a minimum annual base salary of $250,000 for Mr. Knapp and $154,000 for Mr. Caceres. The agreements also include a provision for annual bonuses to be paid based on achieving annual performance goals.

Change in Control agreements

The Company has change in control agreements in place with Geoffrey D. Knapp, Chief Executive Officer, and Paul Caceres, Chief Financial Officer. The agreements call for the officers’ position, duties, title, authority and responsibilities to be at least commensurate with those held prior to any change in control. If the executive is terminated without cause after the change in control, the officer will receive payments equal to 299% of their base salary and bonus based on the executive’s compensation from prior year. The term of the agreement is for 12 months and renews on an annual basis.

There are no arrangements or understandings by or between any director or executive officer and any other person(s), pursuant to which he or she was or is to be selected as a director or officer, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to the Company, the Company believes all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report with the exception of:

Greg Freeze filing of Form 4 related to issuance of stock options, report filed on 8-25-03. The report was inadvertently filed 1 day late.

Certain Significant Employees

The Company does not have any significant employees who are not officers.

Family Relationships

There are no family relationships by or between any director and officer of the Company.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and all other members of our finance department. This code of ethics is publicly available on our website at www.camcommerce.com. If we make any substantive amendment to our code of ethics or grant any waiver from a provision of the code of ethics to our chief executive officer or chief financial officer, including an implicit waiver, we intend to satisfy the information disclosure requirements under Item 10 of Form 8-K regarding such amendment or waiver by posting such information on our website.

Audit Committee Financial Expert

The Board of Directors has determined that the following member of the Audit Committee is an “audit committee financial expert” and “independent” for purposes of the Securities and Exchange Commission’s rules: Walter Straub.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by us for services rendered to us during fiscal year ended September 30, 2003, and the prior two fiscal years, to our Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000 (each a “Named Executive Officer”):

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
					Awards
Annual Compensation
					Securities	(2)
Name and Principal			(1)	Other Annual	Underlying Options/	All Other
Position	Year	Salary	Bonus	Compensation	SARs (#)	Compensation

Geoffrey Knapp	2003	$252,000	$—	—	0	$0
Chairman of the	2002	$252,000	$—	—	0	$0
Board and CEO	2001	$266,000	$—	—	0	$2,000
Paul Caceres	2003	$155,000	$—	—	5,000	$0
CFO and CAO	2002	$155,000	$—	—	0	$0
	2001	$141,000	$—	—	15,000	$5,000
Greg Freeze	2003	$104,000	$—	—	5,000	$0
Chief Operating	2002	$103,000	$—	—	0	$0
Officer (3)	2001	$96,000	$—	—	15,000	$0

(1)	Bonuses paid to the Named Executive Officers are pursuant to annual incentive compensation programs established each year for selected employees, including executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales and individual efforts were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the company and the individual achieved or exceeded the performance goals. No bonuses were paid in fiscal years 2001 to 2003, because the net income goals were not met.

(2)	All other compensation consists of interest on employee notes payable to the company and the amortization of the notes that was declared compensation during the year.

(3)	Mr. Freeze was promoted to Chief Operating Officer in fiscal 2001.

Stock Options Granted and Exercised During 2003

OPTION GRANTS IN FISCAL YEAR 2003 – INDIVIDUAL GRANTS

					Potential
					Realizable Value at
					Assumed Annual
	Number of				Rates of Stock
	Shares Underlying	% of Total Options	Exercise or Base		Price Appreciation
	Options Granted	Granted to	Price ($/share)		for Option Term
Name	Number (1)	Employees in 2003	(2)	Expiration Date	5%($) /10%($)

Geoffrey Knapp	—	—	—	—	—
Greg Freeze	5,000	6%	$4.98	8/20/13	$16,000/$40,000
Paul Caceres	5,000	6%	$4.98	8/20/13	$16,000/$40,000

(1)	Options granted in fiscal 2003 vest over a four year period.

(2)	The exercise price was equal to the market price on the date of grant.

The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

Value of Unexercised In-
	Shares		Number of Unexercised	the-Money Options at
	Acquired on	Value (1)	Options at Sept. 30, 2003	Sept. 30, 2003
Name	Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Geoff Knapp	50,000	$115,000	60,000/10,000	$53,000/$3,000
Greg Freeze	—	—	14,000/11,000	$33,000/$14,000
Paul Caceres	—	—	46,000/14,000	$98,000/$18,000

(1)	Market value of the underlying securities at the exercise date minus the exercise price of the options.

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

Management compensation is designed to be comprised of 70% to 80% of fixed salary, and 20% to 30% of variable compensation based on performance factors. Stock options are granted at the discretion of the Board of Directors, and there is no set minimum or maximum amount of options that can be issued. Performance factors that determine management compensation are sales, net income of the Company, and individual performance. Due to the Company’s inability to achieve net income goals in fiscal 2003, no bonuses were awarded to the Chief Executive officer or any other executive officer.

The committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 2003, the compensation for the Chief Executive Officer and the other executive officers was comparable to other Chief Executive Officers and other executive officers of middle market companies in related industries.

Mr. Knapp, a member of the Committee, is also an executive officer of the Company. However, Mr. Knapp abstained from any considerations with respect to any decision directly affecting his compensation.

Compensation Committee

Walter Straub, Scott Broomfield, and Geoffrey D. Knapp December 1, 2003

The Report of the Compensation Committee will not be deemed to be incorporated by reference into any filing by the Company under the Securities Act of 1933 or the Securities Act of 1934, except to the extent the Company specifically incorporates the report by reference.

1993 Stock Option Plan

In April 1993, our shareholders approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allows for the issuance of an aggregate of 1,200,000 shares of the Company’s common stock. The 1993 Plan has a term of ten years. There have been 1,200,000 options granted under the 1993 Plan as of September 30, 2003.

2000 Stock Option Plan

In April 2000, our Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to the Company, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 2000 Plan was not formally approved by our shareholders. The 2000 Plan allows for the issuance of an aggregate of 500,000 shares of the Company’s common stock. The 2000 Plan term is unlimited in duration. There have been 426,000 options granted under the 2000 Plan as of September 30, 2003.

Information required to be disclosed for options, warrants and rights is hereby incorporated by reference to our 2003 Annual Report on pages 18-19; footnote “5. Stock options.”

401(k) Plan

In July 1991, we adopted a contributory profit-sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Company contributions are at the discretion of the Board of Directors. There was no Company contribution for the fiscal year ended September 30, 2003.

Stock Price Performance Graph

The following graph shows a comparison of cumulative total returns for the Company, the NASDAQ Composite Stock Market Index and the NASDAQ Computer and Data Processing Services Index, during the period commencing on September 30, 1998 and ending on September 30, 2003. The comparison assumes $100 was invested on September 30, 1998 in each of the Company’s common stock, the NASDAQ Stock Market Composite Index, and the NASDAQ Computer and Data Processing Services Stock Index and assumes the reinvestment of all dividends, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2003, certain information regarding ownership of the Company’s Common Stock by (i) each person that we know is the beneficial owner of more than 5% of the Company’s outstanding Common Stock, (ii) each director and executive officer of the Company who owns Common Stock and (iii) all directors and officers as a group.

		Shares Beneficially Owned

	Name and Address of	Amount & Nature of
Title of Class	Beneficial Owner (1)	Beneficial Owner (2)	Percentage of Class (3)

Common Stock	Geoffrey D. Knapp	581,000	16.5%
Common Stock	Paul Caceres	47,000	1.3%
Common Stock	Walter W. Straub	122,000	3.5%
Common Stock	David Frosh	34,000	*
Common Stock	Scott Broomfield	38,000	1.2%
Common Stock	Donald Clark	11,000	*
Common Stock	Greg Freeze	15,000	*
Common Stock	All Directors and Officers as a Group (of 7 persons)	848,000	24%

* less than 1%

(1)	The address of each beneficial owner is in care of CAM Commerce Solutions, Inc., 17075 Newhope Street, Fountain Valley, California 92708.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from the date hereof, are deemed outstanding. The total amount of these shares with respect to which all of the above have rights to acquire beneficial ownership in sixty (60) days are as follows: Geoffrey Knapp 62,000; Paul Caceres 47,000; Walter Straub 74,000; David Frosh 34,000; Donald Clark 11,000; Scott Broomfield 38,000; and Greg Freeze 15,000. To the knowledge of the Company, each person named in the table has the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person or entity.

(3)	The percentage of ownership of the class of voting securities in the above table has been calculated by dividing (i) the aggregate number of shares of such class actually owned plus all shares of such class which may be deemed to be “beneficially owned,” by (ii) the number of shares of such class actually outstanding plus the number of shares of such class such “beneficial owner” may be deemed to “beneficially own” assuming no other acquisitions of shares of such class through the exercise of any option, warrant or right by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since 1997, we have leased a building in Henderson, Nevada from the Chief Executive Officer of the Company, Geoffrey D. Knapp. We paid $150,000 in lease payments to Mr. Knapp during the fiscal year ended September 30, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

The Index to Consolidated Financial Statements and Financial Statement Schedule on page 21 is incorporated herein by reference as the list of financial statements required as part of this report.

     2. Financial Statement Schedule

The Index to Consolidated Financial Statements and Financial Statement Schedule on page 21 is incorporated herein by reference as the list of financial statement schedules required as part of this report.

     3. Exhibits

3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 – SEC File No. 0-16569).

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement filed July 13, 1987 – SEC File No. 33-15821-LA).

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

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2003.

14 Code of Ethics.

23 Consent of Independent Auditors.

31 (a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31 (b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the fiscal year ended September 30, 2003:

Press Release filed on July 29, 2003 (furnished pursuant to Item 12 of Form 8-K).

Press Release filed on April 29, 2003 (furnished pursuant to Item 12 of Form 8-K).

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

Date: December 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Geoffrey D. Knapp Geoffrey D. Knapp	Chief Executive Officer and Chairman of the Board	December 22, 2003

/s/ David Frosh David Frosh	Director	December 22, 2003

/s/ Walter W. Straub Walter W. Straub	Director	December 22, 2003

/s/ Donald Clark Donald Clark	Director	December 22, 2003

Scott Broomfield	Director	December , 2003

CAM COMMERCE SOLUTIONS, INC.
INDEX TO
CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

ITEM 15(a)

	Page Reference

	Annual Report
	to Stockholders	Form 10-K

Report of Independent Auditors	20
Consolidated Balance Sheets at September 30, 2003 and 2002	9
Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001	10
Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001	11
Consolidated Statement of Stockholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001	12
Notes to Consolidated Financial Statements	13-19
II. Valuation and Qualifying Accounts for the Years Ended September 30, 2003, 2002 and 2001		22
Consent of Independent Auditors		Exhibit 23

All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

CAM Commerce Solutions, Inc.

Schedule II – Valuation and Qualifying Accounts
Years Ended September 30, 2003, 2002, and 2001

	Balance at	(Reductions)/	Deductions/Accounts
	Beginning of	Additions	Written Off Net of	Balance at End
	Year	Charged to Income	Recoveries	of Year

Allowance for Doubtful Accounts Receivable
2003	$125,000	$104,000	$89,000	$140,000
2002	$250,000	$2,000	$127,000	$125,000
2001	$310,000	$108,000	$168,000	$250,000

EXHIBIT INDEX

3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 – SEC File No. 0-16569).

3(b) By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the S-18 Registration Statement filed July 13, 1987 – SEC File No. 33-15821-LA).

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

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2003.

14 Code of Ethics.

23 Consent of Independent Auditors.

31 (a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31 (b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.