Form 10-Q
period 2003-12-31
CAM COMMERCE SOLUTIONS INC
filed 2004-02-12
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

OR

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 0-16569

CAM COMMERCE SOLUTIONS, INC.

(Exact name of registrant as specified in its Charter)

Delaware	95-3866450

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

17075 Newhope Street	92708
Fountain Valley, California

(Address of principal	(Zip code)
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

Yes (  ) No (X)

As of January 20, 2004 there were 3,380,720 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

INDEX

				Page Number
PART I Financial Information
Item 1	Financial Statements:
	a	)	Unaudited Condensed Balance Sheets at December 31, 2003 and September 30, 2003	3
	b	)	Unaudited Condensed Statements of Operations for the three months ended December 31, 2003 and 2002	4
	c	)	Unaudited Condensed Statements of Cash Flows for the three months ended December 31, 2003 and 2002	5
	d	)	Notes to Unaudited Condensed Financial Statements	6-9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations			10-15
Item 3	Quantitative and Qualitative Disclosures About Market Risk			16
Item 4	Controls and Procedures			16
PART II Other Information
Item 1	Legal Proceedings. None			17
Item 2	Changes in Securities and Use of Proceeds. None			17
Item 3	Defaults Upon Senior Securities. None			17
Item 4	Submission of Matters to a Vote of Security Holders. None			17
Item 5	Other Information. None			17
Item 6	Exhibits and Reports on Form 8-K			17
Signature Page				18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(In thousands)

	DECEMBER 31, 2003	SEPTEMBER 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,809	$10,889
Marketable available-for-sale securities	1,529	1,541
Accounts receivable, net	1,381	1,214
Inventories	207	272
Other current assets	141	102

Total current assets	15,067	14,018
Property and equipment, net	653	710
Intangible assets, net	863	908
Other assets	282	305

Total assets	$16,865	$15,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551	$518
Accrued compensation and related expenses	783	687
Deferred service revenue and customer deposits	1,636	1,455
Other accrued liabilities	224	263

Total current liabilities	3,194	2,923
Stockholders’ equity:
Common stock	3	3
Paid-in capital in excess of par value	14,555	14,271
Accumulated other comprehensive income	17	23
Accumulated deficit	(904)	(1,279)

Total stockholders’ equity	13,671	13,018

Total liabilities and stockholders’ equity	$16,865	$15,941

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	THREE MONTHS ENDED

	DECEMBER 31, 2003	DECEMBER 31, 2002
REVENUES
Net hardware, software and installation revenues	$3,237	$3,220
Net service revenues	2,063	1,660

Total net revenues	5,300	4,880
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,653	1,589
Cost of service revenues	534	521

Total cost of revenues	2,187	2,110
Selling, general and administrative expenses	2,421	2,602
Research and development expenses	369	426
Interest income	(81)	(74)

Total costs and expenses	4,896	5,064

Income (loss) before provision for income taxes	404	(184)
Provision for income taxes	29	—

Net income (loss)	$375	$(184)

Basic net income (loss) per share	$0.11	$(0.06)

Diluted net income (loss) per share	$0.10	$(0.06)

Shares used in computing basic net income (loss) per share	3,284	3,109
Shares used in computing diluted net income (loss) per share	3,615	3,109

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED

	DECEMBER 31, 2003	DECEMBER 31, 2002
Operating activities:
Net income (loss)	$375	$(184)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	221	273
Provision for doubtful accounts	—	50
Changes in operating assets and liabilities:
Accounts receivable	(167)	183
Inventories	65	26
Other assets	(16)	(60)
Accounts payable	33	5
Accrued compensation and related expenses	96	59
Deferred service revenue and customer deposits	181	181
Other accrued liabilities	(39)	(63)

Cash provided by operating activities	749	470
Investing activities:
Purchase of property and equipment	(37)	(77)
Capitalized software development costs	(82)	(72)
Change in marketable securities	6	—

Cash used in investing activities	(113)	(149)
Financing activities:
Proceeds from exercise of stock options	284	—

Cash provided by financing activities	284	—

Net increase in cash and cash equivalents	920	321
Cash and cash equivalents at beginning of period	10,889	9,093

Cash and cash equivalents at end of period	$11,809	$9,414

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(In thousands, except per share data)

ORGANIZATION AND BUSINESS

CAM Commerce Solutions Inc., (the Company), was incorporated in California in 1983, and reincorporated in Delaware in 1987. The Company’s principal business is to provide total commerce solutions for small-to-medium size, traditional and Web retailers. These solutions are based on the Company’s open architecture software products for managing inventory, point of sale, sales transaction processing, accounting, and payment processing. In addition to software, these solutions often include hardware, installation, training, service and credit card processing services provided by the Company. Sales, service, research, and development are located in California and Nevada, while the Company’s customers are located throughout the United States.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Financial Statements

The accompanying financial statements of the Company for the three months ended December 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less.

Marketable Securities

All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at December 31, 2003 and September 30, 2003 consist of debt instruments that bear interest at various rates and mature in fiscal year 2004. The gross unrealized gains on securities available-for-sale at December 31, 2003 and September 30, 2003 were $17 and $23, respectively. There were no realized gains (losses) for the three months ended December 31, 2003 and 2002.

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

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(In thousands, except per share data)

Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss):

	THREE MONTHS ENDED

	DECEMBER 31, 2003	DECEMBER 31, 2002
Net income (loss)	$375	$(184)
Unrealized gain (loss) on marketable securities available for sale, net of tax	(6)	7

Comprehensive income (loss)	$369	$(177)

Revenue Recognition Policy

The Company’s revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses such as commissions. Specific guidelines are followed to measure revenue, although certain judgments affect the application of our revenue policy. The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended and interpreted by Statement of Position 98-9, “Modification of SOP 97-2, “Software Revenue Recognition with respect to certain transactions,” and Staff Accounting Bulletin No. 101 (SAB 101) “Revenue Recognition in Financial Statements.” SAB 101 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements.

The Company derives revenue from the sale of computer hardware, licensing of computer software, post contract support (PCS), installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services are deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold separately. Installation and training services are separately priced, are generally available from other suppliers and not essential to the functionality of the software products. Payments for our hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for PCS is the price the customer is required to pay since it is sold separately. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. Payment processing revenue is recognized in the period the service is performed and is paid to the Company on a monthly basis. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

Recently Issued Accounting Announcements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(In thousands, except per share data)

immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on its results of operations or financial position.

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

License agreements, capitalized software costs, and goodwill are amortized on the straight-line method over estimated useful lives ranging from three to five years. Amortization of capitalized software costs commence when the products are available for general release to customers.

Reclassifications

Certain reclassifications have been made to the fiscal 2003 financial statements to conform to the fiscal 2004 presentation.

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

Shipping and Handling

Shipping and handling fees and costs are included in the statement of operations under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income (loss) per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted income (loss) per share if their effect is anti-dilutive. There were 6 options and 350 warrants outstanding at December 31, 2003 and 1,069 options and 350 warrants outstanding at December 31, 2002 that were excluded from the computation because their effect is anti-dilutive. The computations of basic and diluted net income (loss) per share for the three month periods ended December 31, 2003 and 2002 is as follows:

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(In thousands, except per share data)

	THREE MONTHS ENDED

	DECEMBER 31, 2003	DECEMBER 31,2002
Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$375	$(184)

Denominator:
Weighted-average shares outstanding	3,284	3,109

Denominator for basic net income (loss) per share:
Weighted-average shares	3,284	3,109
Effect of dilutive securities:
Stock options	331	—

Denominator for diluted net income (loss) per share:
Weighted average shares and assumed conversions	3,615	3,109

Basic net income (loss) per share	$0.11	$(0.06)

Diluted net income (loss) per share	$0.10	$(0.06)

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

	THREE MONTHS ENDED

	DECEMBER 31, 2003	DECEMBER 31, 2002
Net income (loss), as reported	$375	$(184)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(60)	(61)

Net income (loss), as adjusted	$315	$(245)

Basic income (loss) per share:
As reported	$0.11	$(0.06)
As adjusted	$0.10	$(0.08)
Diluted income (loss) per share:
As reported	$0.10	$(0.06)
As adjusted	$0.09	$(0.08)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 as Compared to Three Months Ended December 31, 2002

(All figures in thousands)

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

RESULTS OF OPERATIONS

The following table summarizes the fluctuation analysis of results of operations for the three months ended December 31, 2003 versus the three months ended December 31, 2002.

	Three months ended December 31,		Variance
	2003	2002	Amount	%

Net hardware, software and installation revenues	$3,237	$3,220	$17	1%
Net service revenues	2,063	1,660	403	24%

Total net revenues	5,300	4,880	420	9%
Cost of hardware, software, and installation revenues	1,653	1,589	64	4%
Cost of service revenues	534	521	13	2%

Total cost of revenues	2,187	2,110	77	4%
Selling, general and administrative expenses	2,421	2,602	(181)	(7%)
Research and development expenses	369	426	(57)	(13%)
Interest income	(81)	(74)	7	9%

Total costs and expenses	4,896	5,064	(168)	(3%)

Income (loss) before provision for income taxes	404	(184)	588	320%
Provision for income taxes	29	—	29

Net income (loss)	$375	$(184)	559	304%

Gross profit on hardware, software and installation revenues	$1,584	$1,631	(47)	(3%)
Gross profit on service revenues	1,529	1,139	390	34%

Total gross profit	$3,113	$2,770	343	12%
Gross margin on hardware, software and installation revenues	49%	51%
Gross margin on service revenues	74%	69%
Gross margin on total net revenues	59%	57%

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All figures in thousands)

Net revenues for the three months ended December 31, 2003 increased 9% to $5,300, consisting of a 1% increase in system revenues and a 24% increase in service revenues, compared to the three months ended December 31, 2002. The slight increase in system revenues was due to an increase in new system sales. The increase in service revenues in the three months ended December 31, 2003 was attributed to the increase in X-Charge credit card processing revenue, which more than doubled over the prior year.

Gross margin for the three months ended December 31, 2003 was 59%, compared to 57% for the three months ended December 31, 2002. Gross margin on system revenues decreased to 49% for the three months ended December 31, 2003 compared to 51% for the three months ended December 31, 2002. The decrease in margin on system revenues for the three months ended December 31, 2003 was a result of higher discounts given on sales and lower margin on equipment sales, compared to the three months ended December 31, 2002. Gross margin for service revenue was 74% for the three months ended December 31, 2003, compared to 69% for the same period in 2002. The increase in gross margin for service revenue was related to the increase in X-Charge recurring credit card processing revenue, which yielded higher margins due to a lower cost structure.

Selling, general and administrative expenses expressed as a percentage of net revenues was 46% for the three months ended December 31, 2003, compared to 53% for the three months ended December 31, 2002. Selling, general and administrative expenses decreased 7% for the three months ended December 31, 2003, compared to the three months ended December 31, 2002. The decrease in selling, general and administrative expenses for the three months ended December 31, 2003 resulted primarily from the decrease in payroll expense, legal costs, and lower provision for doubtful accounts.

Research and development expenses expressed as a percentage of revenues was 7% for the three months ended December 31, 2003, compared to 9% for the same period in 2002. Research and development expenses decreased by 13% for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002. The decrease was due to lower payroll expense related to a decrease in headcount and higher capitalization of costs to develop new marketable software and to enhance existing systems software in 2003. The Company continues to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.

Income taxes, provision for income taxes for the three months ended December 31, 2003 was $29, related to estimated tax expense for various states. There was no provision for income taxes recorded in the three months ended December 31, 2002 due to the loss.

On September 11, 2002, the Governor of California signed into law new tax legislation that suspends the use of net operating loss carryforwards into tax years beginning on or after January 1, 2002 and 2003. Should the Company have taxable income for the year ending September 30, 2004, it may not rely on California net operating losses generated in prior years to offset taxable income. This suspension will not apply to tax years beginning in 2004 and beyond.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents plus marketable securities totaled $13,338 on December 31, 2003 compared to $12,430 on September 30, 2003. Increase in cash balance at December 31, 2003 resulted from cash provided from operating activities and proceeds received from the exercise of stock options. The Company generated $749 from operations, expended $113 for fixed assets and capitalized software development, and received $284 from the proceeds of stock options exercised during the three months ended December 31, 2003, compared to $470 generated from operations, $149 used for fixed assets and capitalized software development for the three months ended December 31, 2002. There were no proceeds received from the exercise of stock options for the three months ended December 31, 2002.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All figures in thousands)

The Company has strong liquidity in its total current assets. At December 31, 2003 cash and cash equivalents plus marketable securities made up 89% of the Company’s total current assets. The Company’s current ratio at December 31, 2003 was 4.7. Management believes the Company’s existing working capital, coupled with funds generated from the Company’s operations will be sufficient to fund its presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on the Company’s operations.

Contracts and Commitments

The following table shows payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond.

	PAYMENTS DUE BY PERIOD
	TOTAL	1-3 YEARS*	4-5 YEARS**	MORE THAN 5 YEARS
Long-term debt	$—	$—	$—	$—
Capital lease obligations	—	—	—	—
Operating leases	1,924	1,617	307	—
Purchase obligations	160	160	—	—

*Includes payments due from January 1, 2004 to fiscal year ending September 30, 2006.

**Includes payments due from October 1, 2006 to May 31, 2007.

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

We believe the following critical accounting policies require the Company to make significant judgments and estimates in the preparation of the financial statements:

Revenue Recognition

The Company derives revenue from the sale of computer hardware, licensing of computer software, post contract customer support, installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All figures in thousands)

the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services are deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold separately. Installation and training services are separately priced, are generally available from other suppliers and not essential to the functionality of the software products. Payments for our hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for PCS is the price the customer is required to pay since it is sold separately. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. Payment processing revenue is recognized in the period the service is performed and is paid to the Company on a monthly basis. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

Receivables and Inventory

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

Capitalized Software

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

Impairment of Intangible Assets

The value of our intangible assets could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) any failure to meet our future performance projections, and (iii) an increase in severity of the recent economic slowdown. The Company evaluates these assets used in operations on an annual basis or more frequently if indicators of impairment exist. An annual impairment review will be performed during the fourth quarter of each year or more frequently if indicators of impairment exist. In the process of the annual impairment review, the Company will use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that the Company uses to manage the business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, revenue and costs forecasts would not be achieved, and the Company could incur additional impairment charges.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All figures in thousands)

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

RISK FACTORS

Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission, including our reports on Forms 10-K and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, they could have a material adverse effect on our business, financial condition and results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

•	We face intense competition in the retail point of sale industry, which could reduce our market share

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

•	Our stock is thinly traded. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid for them.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All figures in thousands)

Our common stock has historically maintained a low trading volume of shares per day. This trend is likely to continue.

•	Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to continue to do so due to a number of factors which are not within our control, including the intense competitive pressure on our target customers.

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

CAM COMMERCE SOLUTIONS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. The Company is principally exposed to interest rate and credit risks. It is not exposed to foreign currency exchange rate risk. The Company does not use derivative instruments.

Interest Rate Risk

The Company maintains a portfolio of cash equivalents with original maturities of three months or less. Its investment securities portfolio consists solely of debt instruments all with current maturities in fiscal year 2004. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. This risk is managed by investing in short term instruments of high quality credit issuers and limiting the amount of investment in any one issuer. The Company has no current or long term debt or outstanding lines of credit.

Credit Risk

The Company is currently exposed to credit risk on credit extended to customers which are mostly small-to-medium-size retailers. It actively monitors this risk through a variety of control procedures involving senior management. Historically, credit losses have been small and within the Company’s expectations.

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

CAM COMMERCE SOLUTIONS, INC.

PART II OTHER INFORMATION

Item 1	Legal Proceedings. None

Item 2	Changes in Securities. None

Item 3	Defaults upon Senior Securities. None

Item 4	Submission of Matters to a Vote of Security Holders. None

Item 5	Other Information. None

Item 6	Exhibits and Reports on Form 8-K

(A) Exhibits:

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(B) Reports on Form 8-K:

Press Release filed on November 12, 2003 (furnished pursuant to Item 12 of Form 8-K)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: February 12, 2004	By	/S/ Geoffrey D. Knapp

Geoffrey D. Knapp
Chief Executive Officer

Date: February 12, 2004	By	/S/ Paul Caceres Jr.

Paul Caceres Jr.
Chief Financial and
Accounting Officer

EXHIBIT INDEX

Exhibit 31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act