Form 10-Q
period 2004-03-31
CAM COMMERCE SOLUTIONS INC
filed 2004-05-13
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes (  ) No (X)

As of May 3, 2004 there were 3,657,800 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(In thousands)

	MARCH 31, 2004	SEPTEMBER 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,086	$10,889
Marketable available-for-sale securities	1,269	1,541
Accounts receivable, net	1,218	1,214
Inventories	345	272
Other current assets	145	102

Total current assets	17,063	14,018
Property and equipment, net	606	710
Intangible assets, net	801	908
Other assets	271	305

Total assets	$18,741	$15,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479	$518
Accrued compensation and related expenses	858	687
Deferred service revenue and customer deposits	1,735	1,455
Other accrued liabilities	264	263

Total current liabilities	3,336	2,923
Stockholders’ equity:
Common stock	4	3
Paid-in capital in excess of par value	15,826	14,271
Accumulated other comprehensive income	4	23
Accumulated deficit	(429)	(1,279)

Total stockholders’ equity	15,405	13,018

Total liabilities and stockholders’ equity	$18,741	$15,941

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
REVENUES
Net hardware, software and installation revenues	$3,583	$3,170
Net service revenues	2,217	1,749

Total net revenues	5,800	4,919
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,700	1,639
Cost of service revenues	543	552

Total cost of revenues	2,243	2,191
Selling, general and administrative expenses	2,747	2,608
Research and development expenses	380	495
Interest income	(82)	(63)

Total costs and expenses	5,288	5,231

Income (loss) before provisions for income taxes	512	(312)
Provisions for income taxes	37	—

Net income (loss)	$475	$(312)

Basic net income (loss) per share	$0.14	$(0.10)

Diluted net income (loss) per share	$0.12	$(0.10)

Shares used in computing basic net income (loss) per share	3,484	3,109
Shares used in computing diluted net income (loss) per share	3,920	3,109

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
REVENUES
Net hardware, software and installation revenues	$6,820	$6,390
Net service revenues	4,280	3,409

Total net revenues	11,100	9,799
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	3,353	3,228
Cost of service revenues	1,077	1,073

Total cost of revenues	4,430	4,301
Selling, general and administrative expenses	5,168	5,166
Research and development expenses	749	965
Interest income	(163)	(137)

Total costs and expenses	10,184	10,295

Income (loss) before provisions for income taxes	916	(496)
Provisions for income taxes	66	—

Net income (loss)	$850	$(496)

Basic net income (loss) per share	$0.25	$(0.16)

Diluted net income (loss) per share	$0.23	$(0.16)

Shares used in computing basic net income (loss) per share	3,384	3,109
Shares used in computing diluted net income (loss) per share	3,744	3,109

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
Operating activities:
Net income (loss)	$850	$(496)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	442	544
Provision for doubtful accounts	—	25
Changes in operating assets and liabilities:
Accounts receivable	(4)	382
Inventories	(73)	(43)
Other assets	(9)	15
Accounts payable	(39)	(42)
Accrued compensation and related expenses	171	52
Deferred service revenue and customer deposits	280	94
Other accrued liabilities	1	(24)

Cash provided by operating activities	1,619	507
Investing activities:
Purchase of property and equipment	(81)	(128)
Capitalized software development costs	(150)	(146)
Change in marketable securities	253	—

Cash provided by (used in) investing activities	22	(274)
Financing activities:
Proceeds from exercise of stock options and warrants	1,556	—

Cash provided by financing activities	1,556	—

Net increase in cash and cash equivalents	3,197	233
Cash and cash equivalents at beginning of period	10,889	9,093

Cash and cash equivalents at end of period	$14,086	$9,326

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(In thousands, except per share data)

ORGANIZATION AND BUSINESS

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Financial Statements

The accompanying financial statements of the Company for the three and six months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less.

Marketable Securities

All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at March 31, 2004 and September 30, 2003 consist of debt instruments that bear interest at various rates and mature in fiscal year 2004. The gross unrealized gains on securities available-for-sale at March 31, 2004 and September 30, 2003 were $4 and $23, respectively. There were no realized gains (losses) for the three and six months ended March 31, 2004 and 2003.

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

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(In thousands, except per share data)

Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss):

	THREE MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
Net income (loss)	$475	$(312)
Unrealized gain (loss) on marketable securities available for sale, net of tax	(13)	4

Comprehensive income (loss)	$462	$(308)

	SIX MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
Net income (loss)	$850	$(496)
Unrealized gain (loss) on marketable securities available for sale, net of tax	(19)	11

Comprehensive income (loss)	$831	$(485)

Revenue Recognition Policy

The Company’s revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses such as commissions. Specific guidelines are followed to measure revenue, although certain judgments affect the application of our revenue policy. The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended and interpreted by Statement of Position 98-9, “Modification of SOP 97-2, “Software Revenue Recognition, With Respect to Certain Transactions,” and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition.” SAB 104 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements.

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

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(In thousands, except per share data)

PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. Payment processing revenue is recognized in the period the service is performed, and is paid to the Company on a monthly basis. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

Recently Issued Accounting Announcements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 did not a material impact on the Company’s results of operations, financial position or cash flows.

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

License agreements and capitalized software costs are amortized on the straight-line method over estimated useful lives ranging from three to five years. Amortization of capitalized software costs commence when the products are available for general release to customers.

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

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(In thousands, except per share data)

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income (loss) per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted income (loss) per share if their effect is anti-dilutive. Options and warrants outstanding for the three and six months ended March 31, 2004 and 2003, which were excluded from the diluted income (loss) per share computation because their effect is anti-dilutive, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	MARCH 31,	MARCH 31,	MARCH 31,
	2004	2003	2004	2003
Options	5	1,067	6	1,067
Warrants	175	350	263	350

The computations of basic and diluted net income (loss) per share for the three and six month periods ended March 31, 2004 and 2003 is as follows:

	THREE MONTHS ENDED
	MARCH 31, 2004	MARCH 31,2003
Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$475	$(312)

Denominator:
Weighted-average shares outstanding	3,484	3,109

Denominator for basic net income (loss) per share:
Weighted-average shares	3,484	3,109
Effect of dilutive securities:
Stock options	436	—

Denominator for diluted net income (loss) per share:
Weighted average shares and assumed conversions	3,920	3,109

Basic net income (loss) per share	$0.14	$(0.10)

Diluted net income (loss) per share	$0.12	$(0.10)

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2004	MARCH 31,2003
Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$850	$(496)

Denominator:
Weighted-average shares outstanding	3,384	3,109

Denominator for basic net income (loss) per share:
Weighted-average shares	3,384	3,109
Effect of dilutive securities:
Stock options	360	—

Denominator for diluted net income (loss) per share:
Weighted average shares and assumed conversions	3,744	3,109

Basic net income (loss) per share	$0.25	$(0.16)

Diluted net income (loss) per share	$0.23	$(0.16)

Stock Option Plans

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The following tables illustrate the effect on net income (loss) and income (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

	THREE MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
Net income (loss), as reported	$475	$(312)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(47)	(57)

Net income (loss), as adjusted	$428	$(369)

Basic income (loss) per share:
As reported	$0.14	$(0.10)
As adjusted	$0.12	$(0.12)
Diluted income (loss) per share:
As reported	$0.12	$(0.10)
As adjusted	$0.11	$(0.12)

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2004	MARCH 31, 2003
Net income (loss), as reported	$850	$(496)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(107)	(120)

Net income (loss), as adjusted	$743	$(616)

Basic income (loss) per share:
As reported	$0.25	$(0.16)
As adjusted	$0.22	$(0.20)
Diluted income (loss) per share:
As reported	$0.23	$(0.16)
As adjusted	$0.20	$(0.20)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 as Compared to Three Months Ended March 31, 2003

Six Months Ended March 31, 2004 as Compared to Six Months Ended March 31, 2003

(All dollar amounts in thousands)

CAUTIONARY STATEMENT

You should read the following discussion and analysis with our Unaudited Condensed Financial Statements and related Notes thereto contained elsewhere in this Report. We urge you to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission.

The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect the business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

OVERVIEW

We provide total commerce solutions for traditional and web retailers that are based on our open architecture software products for inventory management, point of sale, sales transaction processing, accounting, and payment processing. These solutions often include hardware, installation, training, service, and payment processing services provided by us.

FORWARD LOOKING STATEMENTS

All statements included or incorporated by reference in this Report, other than statements of historical fact or explanatory statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and cost control and reduction efforts, the market acceptance and performance of our products, implications of our lengthy sales cycle, the competitive nature in our markets, and our future capital requirements. These forward-looking statements are based on our current expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward–looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” “feels,” “outlook,” “forecast,” “optimistic,” similar expressions, and variations or negatives of these words.

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

(All dollar amounts in thousands)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and reported amounts of net revenue and expenses during the reporting period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and intangible asset valuations, deferred income tax asset valuation allowances, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:

Revenue Recognition

We derive revenue from the sale of computer hardware, licensing of computer software, post contract customer support, installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services are deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold separately. Installation and training services are separately priced, are generally available from other suppliers and not essential to the functionality of the software products. Payments for our hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for post-contract support (PCS) is the price the customer is required to pay since it is sold separately. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. Payment processing revenue is recognized in the period the service is performed, and is paid to us on a monthly basis. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

Receivables and Inventory

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Actual losses have traditionally been minimal and within management’s expectations.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

We write down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs could be required. Historically inventory write-downs have been minimal and within management’s expectations.

Capitalized Software

We capitalize costs incurred to develop new marketable software and enhance our existing systems software. Costs incurred in creating the software are charged to expense when incurred as research and development until technological feasibility has been established through the development of a detailed program design. Once technological feasibility has been established, software production costs are capitalized and reported at the lower of amortized cost or net realizable value.

Impairment of Intangible Assets

The value of our intangible assets could be impacted by future adverse changes such as (i) any future declines in our operating results, (ii) any failure to meet our future performance projections, and (iii) an increase in severity of the recent economic slowdown. We evaluate these assets used in operations on an annual basis or more frequently if indicators of impairment exist. An annual impairment review will be performed during the fourth quarter of each year or more frequently if indicators of impairment exist. In the process of the annual impairment review, we will use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, revenue and costs forecasts would not be achieved, and we could incur additional impairment charges.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

RESULTS OF OPERATIONS

The following tables summarize the fluctuation analysis of results of our operations for the three and six months ended March 31, 2004 versus the three and six months ended March 31, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

	Three months ended March 31,		Variance
	2004	2003	Amount	%
Net hardware, software and installation revenues	$3,583	$3,170	$413	13%
Net service revenues	2,217	1,749	468	27%

Total net revenues	5,800	4,919	881	18%
Cost of hardware, software and installation revenues	1,700	1,639	61	4%
Cost of service revenues	543	552	(9)	(2%)

Total cost of revenues	2,243	2,191	52	2%
Selling, general and administrative expenses	2,747	2,608	139	5%
Research and development expenses	380	495	(115)	(23%)
Interest income	(82)	(63)	19	30%

Total costs and expenses	5,288	5,231	57	1%

Income (loss) before provision for income taxes	512	(312)	824	264%
Provision for income taxes	37	—	37

Net income (loss)	$475	$(312)	787	252%

Gross profit on hardware, software and installation revenues	$1,883	$1,531	352	23%
Gross profit on service revenues	1,674	1,197	477	40%

Total gross profit	$3,557	$2,728	829	30%

Gross margin on hardware, software and installation revenues	53%	48%
Gross margin on service revenues	76%	68%
Gross margin on total net revenues	61%	55%

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

	Six months ended March 31,		Variance
	2004	2003	Amount	%
Net hardware, software and installation revenues	$6,820	$6,390	$430	7%
Net service revenues	4,280	3,409	871	26%

Total net revenues	11,100	9,799	1,301	13%
Cost of hardware, software and installation revenues	3,353	3,228	125	4%
Cost of service revenues	1,077	1,073	4	0%

Total cost of revenues	4,430	4,301	129	3%
Selling, general and administrative expenses	5,168	5,166	2	0%
Research and development expenses	749	965	(216)	(22%)
Interest income	(163)	(137)	26	19%

Total costs and expenses	10,184	10,295	(111)	(1%)

Income (loss) before provision for income taxes	916	(496)	1,412	285%
Provision for income taxes	66	—	66

Net income (loss)	$850	$(496)	1,346	271%

Gross profit on hardware, software and installation revenues	$3,467	$3,162	305	10%
Gross profit on service revenues	3,203	2,336	867	37%

Total gross profit	$6,670	$5,498	1,172	21%

Gross margin on hardware, software and installation revenues	51%	49%
Gross margin on service revenues	75%	69%
Gross margin on total net revenues	60%	56%

Significant Trends

Our revenues and profits have been on an upward trend primarily due to improved business model, which emphasizes high margin, recurring revenues. X-Charge payment processing business, providing integrated credit card processing software and services, has been the driving force of the increase in revenues and profits. Also, this business is currently the most profitable part of our business and growth is strong. Revenues for X-Charge payment processing services repeatedly doubled over the prior year. We are optimistic that the growth in X-Charge payment processing business will continue.

Revenues

We derives revenues from system sales, consisting of computer hardware, licensing of computer software, installation and training, and services, which include post contract customer support and credit card payment processing. Net revenues for the three months ended March 31, 2004 increased 18% to $5,800, consisting of a 13% increase in system revenues and a 27% increase in service revenues, compared to the three months ended March 31, 2003. Net revenues for the six months ended March 31, 2004 increased 13% to $11,100, consisting of a 7% increase in system revenues and a 26% increase in service revenues,

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

compared to the same period of 2003. The increase in system revenues in the three and six months ended March 31, 2004 was due to an increase in hardware and software sales and delivery of installation and training services. The increase in service revenues in the three and six months ended March 31, 2004 resulted primarily from the increase in X-Charge credit card processing revenue, which more than doubled over the prior year.

Gross Margin

Gross margin for the three months ended March 31, 2004 was 61%, compared to 55% for the three months ended March 31, 2003. Gross margin on system revenues increased to 53% for the three months ended March 31, 2004 compared to 48% for the same quarter of 2003. The increase in margin on system revenues for the three months ended March 31, 2004 was a result of higher margins on hardware and software sales and installation services, compared to the three months ended March 31, 2003. Gross margin for service revenue was 76% for the quarter ended March 31, 2004, compared to 68% for the same period in 2003. Gross margin on system revenues and service revenue for the six months ended March 31, 2004 was 51% and 75%, respectively, compared to 49% and 69% for the six months ended March 31, 2003. Gross margin on system revenues for the six month period of fiscal 2004 increased due to higher margins on hardware and software sales and installation services, resulted from the revenue mix. The increase in gross margin for service revenue in the three and six months ended March 31, 2004 was related to the increase in X-Charge recurring credit card processing revenue, which yields higher margins than other service revenue due to a lower cost structure.

Selling, General and Administrative Expenses

Salaries, marketing expense and sales commissions represent the largest expenses of selling, general and administrative expenses. Selling, general and administrative expenses expressed as a percentage of net revenues was 47% for the three and six months ended March 31, 2004, compared to 53% for the three and six months ended March 31, 2003. Selling, general and administrative expenses increased 5% for the three months ended March 31, 2004, and remained constant for the six months ended March 31, 2004, compared to the same periods ended March 31, 2003. The increase in selling, general and administrative expenses for the three months ended March 31, 2004 was due to the increase in sales commissions expense related to higher sales volume. Sales commissions expense for the six months ended March 31, 2004 also increased but was offset by a decrease in salaries and legal expense, which netted to a constant change in selling, general and administrative expenses compared to the same period in 2003.

Research and Development Expenses

Research and development expenses expressed as a percentage of revenues was 7% for the three and six months ended March 31, 2004, compared to 10% for the same periods in 2003. Research and development expenses decreased by 23% for the three months and 22% for the six months ended March 31, 2004, as compared to the three and six months ended March 31, 2003. The decrease for the three and six months ended March 31, 2004 was due to lower payroll expense, which was a result of a reduction in personnel due to cost restructuring in fiscal 2003. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.

Income Taxes

Provision for income taxes for the three and six months ended March 31, 2004 was $37 and $66, respectively, related to estimated tax expense for various states. There was no provision made for federal income taxes due to the utilization of net operating loss carryforwards. There was no provision for income taxes recorded in the three and six months ended March 31, 2003 due to the losses.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents plus marketable securities totaled $15,355 on March 31, 2004 compared to $12,430 on September 30, 2003. The increase resulted from cash provided from operating activities and proceeds received from the exercise of stock options and warrants. We generated $1,619 from operations, expended $231 for fixed assets and capitalized software development, and received $253 from maturity of bond investment and $1,556 from the proceeds of stock options and warrants exercised during the six months ended March 31, 2004, compared to $507 generated from operations, $274 used for fixed assets and capitalized software development for the six months ended March 31, 2003. There were no proceeds received from the exercise of stock options and warrants for the six months ended March 31, 2003.

At March 31, 2004 cash and cash equivalents plus marketable securities made up 90% of our total current assets. Our current ratio at March 31, 2004 was 5.1. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on our operations.

Contracts and Commitments

The following table shows payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the next five years and beyond.

PAYMENTS DUE BY PERIOD
MORE THAN 5
	TOTAL	1-3 YEARS*	4-5 YEARS**	YEARS
Long-term debt	$—	$—	$—	$—
Capital lease obligations	—	—	—	—
Operating leases	1,766	1,459	307	—
Purchase obligations	—	—	—	—

*	Includes payments due from April 1, 2004 to fiscal year ending September 30, 2006.

**	Includes payments due from October 1, 2006 to September 30, 2007.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

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

     Other factors which may affect quarterly results include:

-	the availability and pricing of competing products and the resulting effects on sales;

-	the effectiveness of expense and cost control efforts;

-	the ability to develop and deliver software products to market in a timely manner;

-	the rate at which present and future customers adopt our new products and services in our target markets;

-	the effects of new and emerging technologies;

-	the ability to retain and hire key executives, management, technical personnel and other employees that are needed to implement business and product plans;

-	the level of orders received that can be shipped in a fiscal quarter.

Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on quarter to quarter comparisons of our operating results as an indication of future performance.

CAM COMMERCE SOLUTIONS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. We are principally exposed to interest rate and credit risks. We are not exposed to foreign currency exchange rate risk. We do not use derivative instruments.

Interest Rate Risk

We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists solely of debt instruments all with current maturities in fiscal year 2004. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. This risk is managed by investing in short term instruments of high quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.

Credit Risk

We are currently exposed to credit risk on credit extended to customers which are mostly small-to-medium-size retailers. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been small and within our expectations.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

CAM COMMERCE SOLUTIONS, INC.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3 Defaults upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6 Exhibits and Reports on Form 8-K

(A) Exhibits:

3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 – SEC File No. 0-16569).

3(b) Bylaws of the Company, as amended.

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

CAM COMMERCE SOLUTIONS, INC.

PART II - OTHER INFORMATION (Continued)

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(B) Reports on Form 8-K:

Press Release filed on January 26, 2004 (furnished pursuant to Item 9 of Form 8-K)

Share issuance for warrants exercised, filed on January 30, 2004 (furnished pursuant to Item 5 of Form 8-K)

Press Release filed on March 18, 2004 (furnished pursuant to Item 9 of Form 8-K)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: May 13, 2004	By	/s/ Geoffrey D. Knapp

Geoffrey D. Knapp
Chief Executive Officer

Date: May 13, 2004	By	/s/ Paul Caceres Jr.

Paul Caceres Jr.
Chief Financial and
Accounting Officer

INDEX TO EXHIBITS

(A) Exhibits:

3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 — SEC File No. 0-16569).

3(b) Bylaws of the Company, as amended.

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

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(B) Reports on Form 8-K:

Press Release filed on January 26, 2004 (furnished pursuant to Item 9 of Form 8-K)

Share issuance for warrants exercised, filed on January 30, 2004 (furnished pursuant to Item 5 of Form 8-K)

Press Release filed on March 18, 2004 (furnished pursuant to Item 9 of Form 8-K)