Form 10-Q
period 2004-06-30
CAM COMMERCE SOLUTIONS INC
filed 2004-08-12
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Yes (  ) No (X)

As of July 14, 2004 there were 3,724,250 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	JUNE 30, 2004	SEPTEMBER 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$16,091	$10,889
Marketable available-for-sale securities	501	1,541
Accounts receivable, net	1,674	1,214
Inventories	300	272
Other current assets	185	102

Total current assets	18,751	14,018
Property and equipment, net	574	710
Intangible assets, net	738	908
Other assets	245	305

Total assets	$20,308	$15,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$512	$518
Accrued compensation and related expenses	972	687
Deferred service revenue and customer deposits	1,587	1,455
Other accrued liabilities	350	263

Total current liabilities	3,421	2,923
Stockholders’ equity:
Common stock, $0.001 par value; 12,000 shares authorized, 3,723 shares issued and outstanding at June 30, 2004 and 3,253 at September 30, 2003	4	3
Paid-in capital in excess of par value	16,591	14,271
Accumulated other comprehensive income	—	23
Retained earnings (accumulated deficit)	292	(1,279)

Total stockholders’ equity	16,887	13,018

Total liabilities and stockholders’ equity	$20,308	$15,941

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
REVENUES
Net hardware, software and installation revenues	$3,812	$3,413
Net service revenues	1,374	1,341
Net payment processing revenues	1,086	410

Total net revenues	6,272	5,164
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,899	1,610
Cost of service revenues	503	526
Cost of payment processing revenues	51	30

Total cost of revenues	2,453	2,166
Selling, general and administrative expenses	2,743	2,494
Research and development expenses	387	485
Interest income	(87)	(72)

Total costs and expenses	5,496	5,073

Income before provisions for income taxes	776	91
Provisions for income taxes	55	5

Net income	$721	$86

Basic net income per share	$0.20	$0.03

Diluted net income per share	$0.17	$0.03

Shares used in computing basic net income per share	3,634	3,134
Shares used in computing diluted net income per share	4,124	3,257

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
REVENUES
Net hardware, software and installation revenues	$10,632	$9,803
Net service revenues	4,136	4,084
Net payment processing revenues	2,604	1,076

Total net revenues	17,372	14,963
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	5,228	4,838
Cost of service revenues	1,521	1,548
Cost of payment processing revenues	134	81

Total cost of revenues	6,883	6,467
Selling, general and administrative expenses	7,911	7,760
Research and development expenses	1,136	1,350
Interest income	(250)	(209)

Total costs and expenses	15,680	15,368

Income (loss) before provisions for income taxes	1,692	(405)
Provisions for income taxes	121	5

Net income (loss)	$1,571	$(410)

Basic net income (loss) per share	$0.45	$(0.13)

Diluted net income (loss) per share	$0.41	$(0.13)

Shares used in computing basic net income (loss) per share	3,467	3,117
Shares used in computing diluted net income (loss) per share	3,850	3,117

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
Operating activities:
Net income (loss)	$1,571	$(410)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	653	790
Loss on disposal of property, plant and equipment	2	1
Provision for doubtful accounts	(3)	25
Changes in operating assets and liabilities:
Accounts receivable	(457)	160
Inventories	(28)	9
Other assets	(23)	47
Accounts payable	(6)	(132)
Accrued compensation and related expenses	285	122
Deferred service revenue and customer deposits	132	108
Other accrued liabilities	87	(54)

Cash provided by operating activities	2,213	666
Investing activities:
Purchase of property and equipment	(135)	(160)
Capitalized software development costs	(214)	(195)
Purchase of marketable securities	(500)	(259)
Proceeds from maturity of marketable securities	1,517	253

Cash provided by (used in) investing activities	668	(361)
Financing activities:
Proceeds from exercise of stock options and warrants	2,321	155

Cash provided by financing activities	2,321	155

Net increase in cash and cash equivalents	5,202	460
Cash and cash equivalents at beginning of period	10,889	9,093

Cash and cash equivalents at end of period	$16,091	$9,553

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Financial Statements

The accompanying financial statements of the Company for the three and nine months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less.

Marketable Securities

All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at June 30, 2004 and September 30, 2003 consisted of debt instruments that bear interest at various rates and mature in two years or less. The gross unrealized gains on securities available-for-sale at June 30, 2004 and September 30, 2003 were $0 and $23, respectively. There were no realized gains (losses) for the three and nine months ended June 30, 2004 and 2003.

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

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

(In thousands, except per share data)

Comprehensive Income (Loss)

The following table presents the calculation of comprehensive income (loss):

	THREE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
Net income	$721	$86
Unrealized gain (loss) on marketable securities available for sale, net of tax	(4)	7

Comprehensive income	$717	$93

	NINE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
Net income (loss)	$1,571	$(410)
Unrealized gain (loss) on marketable securities available for sale, net of tax	(23)	18

Comprehensive income (loss)	$1,548	$(392)

Revenue Recognition Policy

The Company’s revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses such as commissions. Specific guidelines are followed to measure revenue, although certain judgments affect the application of our revenue policy. The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended and interpreted by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and Staff Accounting Bulletin No. 104 (SAB 104) “Revenue Recognition.” SAB 104 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements.

The Company derives revenue from the sale of computer hardware, licensing of computer software, post contract support (PCS), installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services are deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold separately. Installation and training services are separately priced, are generally available from other suppliers and not essential to the functionality of the software products. Payments for the Company’s hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for PCS is the price the customer is required to pay since it is sold separately.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

(In thousands, except per share data)

PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

Effective in the quarter ended June 30, 2004, the Company began to recognize payment processing revenues in the period the service is performed, which resulted from the Company’s ability to better estimate the revenues based on the accumulation of sufficient historical information required to analyze trends and formulate a reasonable estimate. Formerly, payment processing revenues were recognized on a cash basis due to the lack of historical information available to make a reliable estimate. The significant historical information required to formulate a reliable estimate are the total dollar volume of credit card transactions processed and the related revenue for these credit card transactions. The impact of this change resulted in additional revenues of $170 and net income of $126 for the three and nine months ended June 30, 2004, related to a change in the accounting estimate for payment processing revenues during the quarter ended June 30, 2004. Revenues and net income, excluding the change in estimate, for the three months ended June 30, 2004 were $6,102 and $595 (or $0.14 per fully diluted share), respectively. Revenues and net income, excluding the effect of the change in estimate, for the nine months ended June 30, 2004 were $17,202 and $1,445 (or $0.38 per fully diluted share), respectively.

Recently Issued Accounting Announcements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

License agreements and capitalized software costs are amortized on the straight-line method over estimated useful lives ranging from three to five years. Amortization of capitalized software costs commences when the products are available for general release to customers.

Reclassifications

Certain reclassifications have been made to the fiscal 2003 financial statements to conform to the fiscal 2004 presentation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

(In thousands, except per share data)

to allowances for doubtful accounts, goodwill and intangible asset valuations, deferred income tax asset valuation allowances, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future results of operations will be affected.

Shipping and Handling

Shipping and handling fees and costs are included in the statement of operations under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”

Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income (loss) per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income (loss) per share if their effect is anti-dilutive. Options and warrants outstanding for the three and nine months ended June 30, 2004 and 2003, which were excluded from the diluted net income (loss) per share computation because their effect is anti-dilutive, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003	JUNE 30, 2004	JUNE 30, 2003
Options	—	390	94	989
Warrants	175	350	175	350

The computations of basic and diluted net income (loss) per share for the three and nine month periods ended June 30, 2004 and 2003 are as follows:

	THREE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
Numerator:
Net income for basic and diluted net income per share	$721	$86

Denominator:
Weighted-average shares outstanding	3,634	3,134

Denominator for basic net income per share:
Weighted-average shares	3,634	3,134
Effect of dilutive securities:
Stock options & warrants	490	123

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,124	3,257

Basic net income per share	$0.20	$0.03

Diluted net income per share	$0.17	$0.03

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
Numerator:
Net income (loss) for basic and diluted net income (loss) per share	$1,571	$(410)

Denominator:
Weighted-average shares outstanding	3,467	3,117

Denominator for basic net income (loss) per share:
Weighted-average shares	3,467	3,117
Effect of dilutive securities:
Stock options	383	—

Denominator for diluted net income (loss) per share:
Weighted average shares and assumed conversions	3,850	3,117

Basic net income (loss) per share	$0.45	$(0.13)

Diluted net income (loss) per share	$0.41	$(0.13)

Stock Option Plans

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The following tables illustrate the effect on net income (loss) and income (loss) per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

	THREE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
Net income, as reported	$721	$86
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(170)	(96)

Net income (loss), as adjusted	$551	$(10)

Basic income (loss) per share:
As reported	$0.20	$0.03
As adjusted	$0.15	$—
Diluted income (loss) per share:
As reported	$0.17	$0.03
As adjusted	$0.13	$—

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004

(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003
Net income (loss), as reported	$1,571	$(410)
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(264)	(216)

Net income (loss), as adjusted	$1,307	$(626)

Basic income (loss) per share:
As reported	$0.45	$(0.13)
As adjusted	$0.38	$(0.20)
Diluted income (loss) per share:
As reported	$0.41	$(0.13)
As adjusted	$0.34	$(0.20)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 as Compared to Three Months Ended June 30, 2003

Nine Months Ended June 30, 2004 as Compared to Nine Months Ended June 30, 2003

(All dollar amounts in thousands)

CAUTIONARY STATEMENT

You should read the following discussion and analysis with our Unaudited Condensed Financial Statements and related Notes thereto contained elsewhere in this Report. We urge you to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission.

The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and reported amounts of net revenue and expenses during the reporting period. We regularly evaluate estimates and assumptions related to allowances for doubtful accounts, goodwill and intangible asset valuations, deferred income tax asset valuation allowances, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:

Revenue Recognition

We derive revenue from the sale of computer hardware, licensing of computer software, post contract customer support, installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services is deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

upon standard rates charged since those services are always sold separately. Installation and training services are separately priced, are generally available from other suppliers and not essential to the functionality of the software products. Payments for our hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for post-contract support (PCS) is the price the customer is required to pay since it is sold separately. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

Effective in the quarter ended June 30, 2004, we began to recognize payment processing revenues in the period the service is performed, which resulted from the Company’s ability to better estimate the revenues based on the accumulation of sufficient historical information required to analyze trends and formulate a reasonable estimate. Formerly, payment processing revenues were recognized on a cash basis due to the lack of historical information available to make a reliable estimate. The significant historical information required to formulate a reliable estimate are the total dollar volume of credit card transactions processed and the related revenue for these credit card transactions.

Receivables and Inventory

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. Actual losses have traditionally been minimal and within our expectations.

We write down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs could be required. Historically inventory write-downs have been minimal and within our expectations.

Capitalized Software

We capitalize costs incurred to develop new marketable software and enhance our existing systems software. Costs incurred in creating the software are expensed when incurred as research and development expense until technological feasibility has been established through the development of a detailed program design. Once technological feasibility has been established, software development costs are capitalized and reported at the lower of amortized cost or net realizable value.

Impairment of Intangible Assets

The value of our intangible assets could be impacted by future adverse changes such as (i) any future declines in our operating results, and (ii) any failure to meet our future performance projections. An annual impairment review will be performed during the fourth quarter of each fiscal year or more frequently if indicators of impairment exist. In the process of the annual impairment review, we use the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, revenue and cost forecasts would not be achieved, and we could incur additional impairment charges.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

	Three months ended June 30,		Variance
	2004	2003	Amount	%
Net hardware, software and installation revenues	$3,812	$3,413	$399	12%
Net service revenues	1,374	1,341	33	2%
Net payment processing revenues	1,086	410	676	165%

Total net revenues	6,272	5,164	1,108	21%
Cost of hardware, software and installation revenues	1,899	1,610	289	18%
Cost of service revenues	503	526	(23)	(4%)
Cost of payment processing revenues	51	30	21	70%

Total cost of revenues	2,453	2,166	287	13%
Selling, general and administrative expenses	2,743	2,494	249	10%
Research and development expenses	387	485	(98)	(20%)
Interest income	(87)	(72)	15	21%

Total costs and expenses	5,496	5,073	423	8%

Income before provision for income taxes	776	91	685	753%
Provision for income taxes	55	5	50	1000%

Net income	$721	$86	635	738%

Gross profit on hardware, software and installation revenues	$1,913	$1,803	110	6%
Gross profit on service revenues	871	815	56	7%
Gross profit on payment processing revenues	1,035	380	655	172%

Total gross profit	$3,819	$2,998	821	27%

Gross margin on hardware, software and installation revenues	50%	53%
Gross margin on service revenues	63%	61%
Gross margin on payment processing revenues	95%	93%
Gross margin on total net revenues	61%	58%

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

	Nine months ended June 30,		Variance
	2004	2003	Amount	%
Net hardware, software and installation revenues	$10,632	$9,803	$829	8%
Net service revenues	4,136	4,084	52	1%
Net payment processing revenues	2,604	1,076	1,528	142%

Total net revenues	17,372	14,963	2,409	16%
Cost of hardware, software and installation revenues	5,228	4,838	390	8%
Cost of service revenues	1,521	1,548	(27)	(2%)
Cost of payment processing revenues	134	81	53	65%

Total cost of revenues	6,883	6,467	416	6%
Selling, general and administrative expenses	7,911	7,760	151	2%
Research and development expenses	1,136	1,350	(214)	(16%)
Interest income	(250)	(209)	41	20%

Total costs and expenses	15,680	15,368	312	2%

Income (loss) before provision for income taxes	1,692	(405)	2,097	518%
Provision for income taxes	121	5	116	2320%

Net income (loss)	$1,571	$(410)	1,981	483%

Gross profit on hardware, software and installation revenues	$5,404	$4,965	439	9%
Gross profit on service revenues	2,615	2,536	79	3%
Gross profit on payment processing revenues	2,470	995	1,475	148%

Total gross profit	$10,489	$8,496	1,993	23%

Gross margin on hardware, software and installation revenues	51%	51%
Gross margin on service revenues	63%	62%
Gross margin on payment processing revenues	95%	92%
Gross margin on total net revenues	60%	57%

Significant Trends

The quarter ended June 30, 2004 was our seventh consecutive quarter of increased revenues and our fifth consecutive quarter of increased profits. The majority of the increase was a result of our credit card payment processing business known as “X-Charge”. X-Charge revenues accounted for approximately 15% of our total revenue for the nine month period ended June 30, 2004 and for approximately 17% of our total revenues for the three month period ended June 30, 2004. Excluding the additional revenue related to the change in estimate for revenue recognition as described in “Revenue Recognition” above, X-Charge revenues were $916 for the quarter ended June 30, 2004. This is more than double the X-Charge revenue from the same quarter in the prior year.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

The X-Charge business was added by us in fiscal year 2001. The growth in revenue from this business has been primarily due to the continued addition of new accounts. Revenue from existing accounts does not tend to increase significantly after the three month start up period. Our ability to continue to increase our overall revenues is, therefore, currently dependent upon our ability to continually add new X-Charge accounts. Other than the normal process of a maturing business, we do not know of any specific trend or event that is reasonably likely to occur that will have a material impact on our ability to add new accounts.

Revenues

We derive revenues from system sales, consisting of computer hardware, licensing of computer software, installation and training, post contract customer support service, and payment processing service (X-Charge). Net revenues for the three months ended June 30, 2004 increased 21% to $6,272, consisting of a 12% increase in system revenues, a 2% increase in service revenues, and a 165% increase in payment processing revenues, compared to the three months ended June 30, 2003. Net revenues for the nine months ended June 30, 2004 increased 16% to $17,372, consisting of a 8% increase in system revenues, a 1% increase in service revenues, and a 142% increase in payment processing revenues, compared to the same period of 2003. Net revenues for the three and nine months ended June 30, 2004 included $170 in additional revenues related to a change in the accounting estimate for payment processing revenues during the quarter ended June 30, 2004. Revenues, excluding the effect of the change in estimate, for the three and nine months ended June 30, 2004 were $6,102 and $17,202, respectively. The increase in system revenues in the three and nine months ended June 30, 2004 was primarily due to more system sales in the Retail Star product line to new customers and existing customers that upgraded their systems. Service revenues for the three and nine months ended June 30, 2004 increased slightly due to more support contracts sold for the Retail Star product line. Payment processing revenues for the three and nine months ended June 30, 2004 increased significantly due to an increase in new X-Charge payment processing sign-ups and the $170 additional revenues from the change in the accounting estimate for revenue recognition as described in “Revenue Recognition” above.

Gross Margin

Gross margin for the three months ended June 30, 2004 was 61%, compared to 58% for the three months ended June 30, 2003. Gross margin on system revenues decreased to 50% for the three months ended June 30, 2004 compared to 53% for the same quarter of 2003. The decrease in margin on system revenues for the three months ended June 30, 2004 was a result of higher discounts given, compared to the three months ended June 30, 2003. Gross margin for service revenue was 63% for the quarter ended June 30, 2004, compared to 61% for the same period in 2003. Gross margin for payment processing revenues was 95% for the quarter ended June 30, 2004, compared to 93% for the same quarter of 2003. Gross margin on system revenues, service revenues, and payment processing revenues for the nine months ended June 30, 2004 was 51%, 63% and 95%, respectively, compared to 51%, 62% and 92% for the nine months ended June 30, 2003. The increase in gross margin for service revenue in the three and nine months ended June 30, 2004 was related to a decrease in payroll costs of support technicians due to unstaffed positions. The trend of payroll costs will reverse when the positions are fully staffed. The increase in gross margin for payment processing revenues in the three and nine months ended June 30, 2004 resulted from higher revenues with a low cost structure.

Selling, General and Administrative Expenses

Salaries, sales commissions, marketing expenses, and rent expenses represent the largest expenses of selling, general and administrative expenses. Selling, general and administrative expenses expressed as a percentage of net revenues was 44% for the three months and 46% for the nine months ended June 30,

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

2004, compared to 48% and 52% for the three and nine months ended June 30, 2003, respectively. Selling, general and administrative expenses increased 10% for the three months and 2% for the nine months ended June 30, 2004, compared to the same periods ended June 30, 2003. The increase in selling, general and administrative expenses for the three and nine months ended June 30, 2004 was primarily due to the increase in sales commissions expense related to higher payment processing revenues.

Research and Development Expenses

Research and development expenses expressed as a percentage of revenues was 6% for the three months and 7% for the nine months ended June 30, 2004, compared to 9% for the three and nine months ended June 30, 2003. Research and development expenses decreased 20% for the three months and 16% for the nine months ended June 30, 2004, as compared to the three and nine months ended June 30, 2003. The decrease for the three and nine months ended June 30, 2004 was due to lower payroll expense, which was a result of a reduction in personnel due to cost restructuring in fiscal 2003. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.

Income Taxes

Provision for income taxes for the three and nine months ended June 30, 2004 was $55 and $121, respectively, compared to $5 for the three months and nine months ended June 30, 2003. Provision for income taxes was related to estimated tax expense for various states. There was no provision made for federal income taxes due to the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents plus marketable securities totaled $16,592 on June 30, 2004 compared to $12,430 on September 30, 2003. The increase resulted from cash provided from operating activities and proceeds received from the exercise of stock options and warrants. We generated $2,213 from operations, expended $349 for fixed assets and capitalized software development, used $500 for marketable securities purchase, received $1,517 from maturity of bond investments, and received $2,321 from the proceeds of stock options and warrants exercised during the nine months ended June 30, 2004, compared to $666 generated from operations, $355 used for fixed assets and capitalized software development, $259 used for marketable securities purchase, $253 received from maturity of bond investments, and $155 received from the exercise of stock options for the nine months ended June 30, 2003.

At June 30, 2004 cash and cash equivalents plus marketable securities made up 88% of our total current assets. Our current ratio at June 30, 2004 was 5.5. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.

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

PAYMENTS DUE BY PERIOD
	TOTAL	1-3 YEARS*	4-5 YEARS**	MORE THAN 5 YEARS
Long-term debt	$—	$—	$—	$—
Capital lease obligations	—	—	—	—
Operating leases	1,710	1,369	341	—
Purchase obligations	—	—	—	—

*	Includes payments due from July 1, 2004 to fiscal year ending September 30, 2006.

**	Includes payments due from October 1, 2006 to September 30, 2007.

FORWARD LOOKING STATEMENTS

All statements included or incorporated by reference in this Report, other than statements of historical fact or explanatory statements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning trends, projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting for goodwill and other intangible assets, the effectiveness of our expense and cost control and reduction efforts, the market acceptance and performance of our products, implications of our lengthy sales cycle, the competitive nature in our markets, and our future capital requirements. These forward-looking statements are based on our current expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” “feels,” “outlook,” “forecast,” “optimistic,” similar expressions, and variations or negatives of these words.

In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this report and are based upon the information available to us at this time. Such information is subject to change. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

Other factors which may affect quarterly results include:

–	the availability and pricing of competing products and the resulting effects on sales;

–	the effectiveness of expense and cost control efforts;

–	the ability to develop and deliver software products to market in a timely manner;

–	the rate at which present and future customers adopt our new products and services in our target markets;

–	the effects of new and emerging technologies;

–	the ability to retain and hire key executives, management, technical personnel and other employees that are needed to implement business and product plans;

–	the level of orders received that can be shipped in a fiscal quarter.

Due to all of the foregoing factors, and the other risks discussed in this Report and our other filings with the Securities and Exchange Commission, including our reports on Forms 10-K and 8-K, you should not rely on quarter to quarter comparisons of our operating results as an indication of future performance.

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

Interest Rate Risk

We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists solely of debt instruments all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. This risk is managed by investing in short term instruments of high quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.

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

PART II — OTHER INFORMATION

Item 1 Legal Proceedings

     None

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3 Defaults upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

On May 13, 2004, the Company held its annual meeting of shareholders. The shares voted represented 91% of the outstanding shares. The following items were voted upon at the annual meeting:

1. The four nominees for directors were elected based upon the following votes:

	VOTES
	For	Withheld
Geoffrey D. Knapp	3,239,122	45,624
Walter Straub	3,239,122	45,624
David Frosh	3,239,122	45,624
Donald Clark	3,239,122	45,624

2. The ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company received the following votes.

VOTES
For	Against	Abstain
3,276,926	6,350	1,470

3. The proposal to amend the Company’s 2000 Stock Option Plan to increase the number of shares available under the plan received the following votes.

VOTES
For	Against	Abstain	Broker non-votes
1,442,018	175,418	30,670	1,636,640

Item 5 Other Information

     None

Item 6 Exhibits and Reports on Form 8-K

(A) Exhibits:

3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 — SEC File No. 0-16569).

3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

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

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(B) Reports on Form 8-K:

Form 8-K, filed on April 23 2004, announcing the issuance of additional shares of common stock due to the exercise of outstanding warrants.

Form 8-K, furnished (not filed), on April 26, 2004 reporting the financial information for the quarter ended March 31, 2004, as presented in the press release of April 26, 2004.

Form 8-K, filed on April 29 2004, announcing the issuance of additional shares of common stock due to the exercise of outstanding warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: August 12, 2004	By	/s/ Geoffrey D. Knapp

Geoffrey D. Knapp
Chief Executive Officer

Date: August 12, 2004	By	/s/ Paul Caceres, Jr.

Paul Caceres, Jr.
Chief Financial and
Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Exhibit Description
3(a)	Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 — SEC File No. 0-16569).

3(b)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b)	Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(c)	Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f)	Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001).

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act