Form 10-K
period 2004-09-30
CAM COMMERCE SOLUTIONS INC
filed 2004-12-21
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004
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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2004 was approximately $35,355,000. As of December 16, 2004, there were outstanding 3,796,700 shares of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part II	Annual Report to Stockholders for fiscal year ended September 30, 2004

PART I

Cautionary Statement

All statements included or incorporated by reference in this Report on Form 10-K, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be subject to the safe harbor provisions of such act. Examples of forward-looking statements include, but are not limited to, competition, market conditions, new products, reseller program, new system sales, statements concerning projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting, the effectiveness of our expense and cost control and reduction efforts, the market acceptance and performance of our products, implications of our lengthy sales cycle, the competitive nature in our markets, and our future capital requirements. These forward-looking statements are based on our current expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward–looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and similar expressions, as well as variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward–looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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

We offer the following turnkey systems:

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

We provide to each customer a turnkey system, which includes all of the hardware and the software as well as installation of the system at the customer’s premises. All systems, except the MicroBiz and Retail ICE systems, are capable of handling multiple stores. In a multiple-store system, we either install a computer network or work with the existing network infrastructure of the customer. The server computer at each store communicates with the server computer at the customer’s main office. The main server computer compiles all information from the other locations for processing and reporting.

Inventory Management

We believe that inventory control is the most important and time consuming task facing the management of retail stores. Each of our systems was designed to address the retailer’s need for simpler and yet more accurate means of controlling a large and diverse inventory. All inventory information, once entered into the system, is updated for each sale that is transmitted from the point-of-sale station to the server computer. The following managerial reports are examples of the type of reporting that the systems are capable of providing:

(1)	Popularity Ranking. The systems will report on the popularity of each item in the store by producing a report listing each item of inventory ranked according to the number of sales of each item. The report is generated automatically or manually, and can produce a list of daily, weekly, monthly, year-to-date and/or trailing 12 or 13 months of sales basis. The systems will also analyze popularity data and indicate to the retailer which particular items of inventory are needed and which items are overstocked.

(2)	Zero Sales Report. The systems provide a sales analysis on a monthly and year-to-date basis for inventory items for which no sales have been made. The analysis can be reported on a total sales basis or on a departmental or item level basis.

(3)	Inventory Tabulation and Valuation. The systems provide reports listing all inventory on hand, the valuation of such inventory on a cost and retail basis, the average cost of each item in inventory, and all items of inventory on order but not yet received.

(4)	Automatic Purchasing. The systems provide a report listing all items that should be ordered based upon historical data stored in the system, including the number of items in inventory, the number on the shelf, the number on order and the minimum quantities required. Certain systems can also automatically provide a purchase order if desired.

(5)	Pricing. The systems are capable of producing price stickers in various label formats, assigning Uniform Purchase Code numbers and printing barcodes directly upon the price labels for reading by laser scanners. In addition, if there is a price change, the systems will automatically update the pricing information and, if desired, print new pricing labels.

(6)	Reports. The systems permit the retailer to produce customized reports and forms utilizing data in the system.

Accounting Management

We have developed our own accounting software called Retail STAR Accounting, which is integrated with Retail STAR and Retail ICE software products. The accounting modules include Sales Order, Accounts Receivable, Accounts Payable, General Ledger, and Bank Reconciliation.

Payment Processing Services (X-Charge)

We provide payment processing services for our customers utilizing X-Charge software and a third party credit card payment processor. X-Charge is a payment processing software that is integrated with our point of sale software. X-Charge generates revenues for us based on sales transaction payment processing (credit card) services provided to our customers.

X-Charge itself is a software program we developed and continue to enhance, which allows our customers to integrate their payment processing with their point of sale system. This integration means they would no longer need the stand alone credit card terminals. When one of our retailers who are using X-Charge rings up a sale at the cash register and selects to take payment with a credit card, the X-Charge software takes over automatically. It asks the operator to swipe the card on the cash register and then handles the approval, printing of the customer receipt on the cash register and all settlement functions and reporting after the fact. Thus the sale takes place for the customer and the retailer in one transaction rather than the two transactions it would take to separately ring up the credit card on a stand alone credit card terminal in addition to ringing the sale on the cash register. Transactions are faster and more efficient with X-Charge.

Our X-Charge customer accounts can be broken up into two types. First, there are customers who have CAM’s own retailing solutions, such as Retail ICE, Retail Star, CAM-32, Profit$ or MicroBiz. Second, there are the customers of our resellers who are using a business software solution that the reseller has developed for their customers.

Service and Support

Customer service and support is a critical element in maintaining customer satisfaction. For a monthly fee, each purchaser of a system receives service and support from us. The service and support we provide includes:

(1)	Technical Phone Support and Software Enhancements. We provide technical support by troubleshooting the customer’s systems problems via the telephone and via modem. We do not significantly customize our software for particular customers, but we are receptive to comments from customers concerning our software. Such comments, together with planned enhancements to the software, result in improvements, which are provided without additional cost to all customers on a service contract.

(2)	Installation and Training. In order to assure customers that they will be able to properly integrate our system into their business, we offer on-site installation and training on the use and application of our systems to each customer. The training can take place at our in-house training facilities or at the customer’s location. The amount of training required depends upon the knowledge and experience of the user plus the complexity of the business to which the system is being implemented. We also offer training to our customers via the telephone.

(3)	Hardware Service. We offer hardware service to our customers on a time and material billing basis. Our service representatives are trained to determine the source of the problem or malfunction in the hardware and, once determined, replace the defective component. Defective components are either repaired at our facility or sent to a manufacturer’s authorized service center for repair.

Marketing

Direct Sales

We market our systems primarily through our direct sales force consisting of 17 salespersons and sales associates, all of whom work exclusively for us. Our marketing efforts extend nationwide with offices in the states of California, Nevada, Washington, Georgia, Florida, Missouri, Massachusetts, Texas and New Jersey. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by us to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, we are generally able to ship and install an entire system within four to six weeks. We are paid directly by the customer or by third-party leasing companies. Compensation for salespeople is based on a percentage of contract prices for each system sold.

Brochures, Trade Shows, and Advertising Media

We market our systems by advertising in trade journals, the Internet, and other print media targeted at retail businesses, by attending industry specific trade shows, by using sales promotional DVDs, and by direct mail advertising.

Sources of Supply

The computer hardware, which makes up our systems, consists primarily of standard components purchased by us from outside distributors and includes products such as Intel-based personal computers, Hewlett-Packard printers, Symbol Technologies hand-held laser scanners and portable data terminals, Epson receipt printers, and U.S. Robotics modems. For most computer hardware components, we have more than one source of supply. We do not maintain a significant inventory of hardware component parts.

Customers

We have a wide base of customers with no single customer accounting for 10% or more of our revenues.

Backlog

We purchase component hardware for our systems based upon system purchase orders and our forecast of demand for our products. Orders from customers are usually shipped by us pursuant to an agreed upon schedule. Orders, however, may be canceled or rescheduled by the customer with a minimal penalty. For this reason, we believe such backlog information is not indicative of our future sales or business trends and is subject to fluctuation. As of November 30, 2004, backlog was approximately $1,019,000, as compared to $867,000 on November 30, 2003. Backlog is based upon purchase orders placed with us which we believe are firm orders that will be filled in the upcoming fiscal year.

Competition

The industry in which we operate is highly competitive. We compete with suppliers dedicated to servicing just one type of business and software suppliers that provide functions similar to our software to a variety of types of businesses. Most competitors sell their products through independent dealers on a regional and basis. We sell on a direct sales basis.

We consider our systems to have greater capabilities for the small and medium size retailers than suppliers of other systems. We believe that we offer unique software features including i.STAR (fully integrated Web store), A-Trade auction management solution (integration to ebay’s trading marketplace), and integrated accounting software. Included among such capabilities are ongoing software enhancements and a service organization in place to support the customer after the initial sale. We compete on the basis of product features, customer support, and our direct sales force against competitors that typically compete on the basis of lower pricing.

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

Patents and Trademarks

We have obtained federal trademark registration for the following trademarks: Retail STAR, Retail ICE, A-Trade and X-Charge. We are not aware of any infringement on our trademarks, nor of any claim that our trademarks infringe on the rights of any other party.

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

Seasonality

We experience a decline in demand for new systems from late November through early January because many retailers are reluctant to purchase and implement a point-of-sale system during their busy season. To counteract this problem, we have built a base of recurring revenue from existing customers, as well as targeting vertical retail markets that are not busy during this period, such as paint supply retailers.

Software Development

We develop our software using a modular approach, which allows a programmer to incorporate, replace or delete parts of an existing computer software program into a new program without affecting the operation of the remaining parts of the program. The incorporation of existing software, which has already been fully tested, into new product designs, reduces the time and expense that we would otherwise incur in developing and enhancing our products.

We spent approximately $1,787,000, $1,949,000, and $2,195,000 on software development, including amounts capitalized during the years ended September 30, 2004, 2003, and 2002, respectively. We anticipate we will continue to incur software development costs in connection with enhancements and improvements of our software and the development of new products. These activities may require an increase in our programming and technical staff.

Employees

As of September 30, 2004, we had 173 full time employees, including 24 employed in finance, administration and executive officers, 23 in programming and quality assurance, 43 in sales and marketing, 23 in training and installation, 50 in technical support and 10 in operations.

None of our employees are represented by a labor union and we believe that we enjoy harmonious relationships with our employees.

Environmental Regulations

There has been no material effect on us from compliance with environmental regulations.

Risk Factors

Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, they could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

The population of our target customers is declining.

Our target customers are small-to-medium size retailers. These target customers are under intense competitive pressure from large retail chains such as Wal-Mart and others. These large retailers are gaining market share at the expense of our target customers. This intense competition causes some small retailers to go out of business, and others to consolidate with other small regional retail chains. This results in a shrinking population of our target customers. This also causes our target customers to be more cautious about capital spending for their retail business. These factors can cause substantial fluctuations in our revenues and in our results of operations. This current trend in the retail industry may exist indefinitely and could seriously impact our revenue and harm our business, financial condition and results of operations.

Other factors which may affect operating results include:

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

ITEM 2. PROPERTIES

We currently lease approximately 26,000 square feet of space in Fountain Valley, California pursuant to a five-year lease expiring March 31, 2007. This facility houses our corporate headquarters, which includes executive and administrative offices, service and support staff, system integration, and inventory warehouse.

In addition, we also lease the following properties: (i) approximately 11,000 square feet of office space in Henderson, Nevada, which houses our research and development team, and the inside sales and telemarketing group on a ten-year lease that expires May 31, 2007; (ii) approximately 1,900 square feet of office space in Upper Saddle River, New Jersey for the MicroBiz Division on a three-year lease that expires August 31, 2007; and (iii) various immaterial leases for sales offices throughout the country.

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

PART II

Pursuant to General Instruction G (2), Items 5, 6, 7, and 8 have been omitted since the required information is contained in our 2004 Annual Report to Stockholders pursuant to Rule 14a-3(b), which is incorporated herein by reference below.

FORM 10-K	ANNUAL REPORT TO STOCKHOLDERS

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER’S MATTERS	PAGE 23: STOCK AND DIVIDEND DATA

ITEM 6: SELECTED FINANCIAL DATA	PAGE 24: SELECTED FINANCIAL DATA SEE NOTE (A) BELOW

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	PAGES 5-11: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	SEE NOTE (B) BELOW

Note (A) The selected financial data incorporated herein by reference to our 2004 Annual Report to Stockholders as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004, have been derived from our audited financial statements included elsewhere in this report by reference. The selected financial data as of September 30, 2002 and for the years ended September 30, 2001 and 2000 have been derived from our audited financial statements not included herein. The data is qualified in its entirety by reference to, and should be read in conjunction with, our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report by reference.

Note (B) Information for Item 8 is included in our financial statements as of September 30, 2004 and 2003, and for each of the years in the three-year period ended September 30, 2004, and our unaudited quarterly financial data for the two years ended September 30, 2004 and 2003, on pages 12 through 22 and page 24, respectively, of our 2004 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent registered public accounting firm is included on page 23 of the Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At September 30, 2004 and 2003, our cash and cash equivalents were approximately $16,591,000 and $10,889,000, respectively. At September 30, 2004 and 2003, we also held $1,109,000 and $1,541,000, respectively, of marketable available-for-sale securities consisting of debt instruments that bear interest rate risk. We place substantially all of our interest bearing investments with major financial and corporate institutions to limit risk. A 10% decline in interest rate yields would have resulted in a decrease in interest income of approximately $36,000 and $28,000 for the years ended September 30, 2004 and 2003, respectively.

Equity Price Risk

We do not invest in available-for-sale equity securities, and, therefore, are not subject to significant equity price risk.

Foreign Exchange Rate Risk

We do not operate internationally and, therefore, are not subject to market risk from changes in foreign exchange rates.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management necessarily applied its judgment in evaluating the cost-benefit relationship of such controls and procedures. There has been no change in our internal control over financial reporting during our fourth quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers and directors and their ages are as follows:

Name	Age	Position with the Company
Geoffrey D. Knapp	46	Chief Executive Officer, Director, Chairman of the Board, and Secretary
Paul Caceres	44	Chief Financial Officer and Chief Accounting Officer
Walter W. Straub	61	Director
David A. Frosh	46	Director
Donald A. Clark	54	Director

Geoffrey D. Knapp, the founder of our company, has been a director and our Chief Executive Officer since our organization in September 1983. Mr. Knapp received a bachelor’s degree in marketing from the University of Oregon.

Paul Caceres has been our Chief Financial Officer and Chief Accounting Officer since July 1987. Mr. Caceres is a Certified Public Accountant, licensed in the state of California. He received a bachelor’s degree in business administration from the University of Southern California.

Walter W. Straub has been one of our directors since May 1989. From 1984 to 2004, he served as the President, Chief Executive and Director of Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub received a bachelor’s degree in electrical engineering and a master’s degree in finance from Drexel University. In May 1993, Mr. Straub was elected to the Board of Trustees of Drexel University. Mr. Straub is a member of the U.C. Irvine Chief Executive Roundtable and serves on the Concordia University President’s Advisory Council.

David A. Frosh has been a member of our Board of Directors since August 1991. He is presently the President of Sperry Van Ness, a commercial real estate brokerage firm. Mr. Frosh was employed by CAM Commerce as President from June 1996 to March 2001. From June 1990 to June 1996, Mr. Frosh was employed as sales executive for the national accounts division of Automatic Data Processing “ADP.” ADP provides computerized transaction processing, data communications and information services. From June 1988 to June 1990, Mr. Frosh served as Director of Marketing for Optima Retail Systems, a privately held company, which manufactured and marketed inventory control systems for the retail apparel industry. Mr. Frosh received a bachelor’s degree in marketing from Central Michigan University and a master’s degree in business administration from Claremont Graduate School.

Donald A. Clark was appointed as a member of our Board of Directors in November 2002. Mr. Clark has over 30 years of experience in retail operations and selling to retail businesses. He presently is the President and Chief Executive Officer of C&C Companies, a private, diversified apparel marketing and manufacturing company. Mr. Clark has held various executive positions with C&C Companies since 1983. C&C Companies designs, manufactures, markets and distributes apparel and accessories under the brand names of Rusty and Sanuk USA. The company directly distributes products in the USA and Canada. Mr. Clark attended the University of Arizona as a marketing and business major.

The terms of office of directors expire at the next Annual Meeting of Shareholders, or at such time as their successors have been duly elected and qualified. There are no arrangements or understandings by or between any director or executive officer and any other person(s), pursuant to which he or she was or is to be selected as a director or officer, respectively.

Our directors who are not officers receive an option to purchase 7,500 shares of common stock at fair market value on the date of grant when they are elected at the annual shareholders meeting each year. Directors are entitled to an expense reimbursement for attending meetings. Officers serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to us, we believe all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report.

Certain Significant Employees

We do not have any significant employees who are not officers.

Family Relationships

There are no family relationships by or between any of our director and officer.

Code of Ethics

We have adopted a Code of Ethics that applies to directors, officers, and employees. This Code of Ethics is publicly available on our website at www.camcommerce.com. If we make any substantive amendment to our Code of Ethics or grant any waiver from a provision of the Code of Ethics to our Chief Executive Officer or Chief Financial Officer, including an implicit waiver, we intend to satisfy the information disclosure requirements under Item 10 of Form 8-K regarding such amendment or waiver by posting such information on our website.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee, which consists of Walter W. Straub, David A. Frosh and Donald A. Clark, each of whom meets the independence requirements of the Nasdaq Stock Market. The Board of Directors has determined that Walter Straub is an “audit committee financial expert” as defined under applicable Securities and Exchange Commission’s rules.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by us for services rendered to us during fiscal year ended September 30, 2004, and the prior two fiscal years, to our Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000 (each a “Named Executive Officer”):

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
					Awards
Annual Compensation					Securities
Name and Principal			(1)	Other Annual	Underlying Options/	All Other
Position	Year	Salary	Bonus	Compensation	SARs (#)	Compensation
Geoffrey Knapp	2004	$270,000	$62,000	—	0	$0
Chairman of the	2003	$252,000	$0	—	0	$0
Board and CEO	2002	$252,000	$0	—	0	$0

					Long-Term
					Compensation
					Awards
Annual Compensation					Securities
Name and Principal			(1)	Other Annual	Underlying Options/	All Other
Position	Year	Salary	Bonus	Compensation	SARs (#)	Compensation
Paul Caceres	2004	$167,000	$39,000	—	0	$0
CFO and CAO	2003	$155,000	$0	—	5,000	$0
	2002	$155,000	$0	—	0	$0
Greg Freeze	2004	$114,000	$23,000	—	0	$0
Chief Operating	2003	$104,000	$0	—	5,000	$0
Officer (2)	2002	$103,000	$0	—	0	$0

(1)	Bonuses paid to the Named Executive Officers are pursuant to annual incentive compensation programs established each year for selected employees, including executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales and individual efforts were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the company and the individual achieved or exceeded the performance goals. No bonuses were paid in fiscal years 2002 and 2003, because the net income goals were not met.

(2)	Mr. Freeze resigned his position as Chief Operating Officer on September 22, 2004.

Stock Options Granted and Exercised During 2004

OPTION GRANTS IN FISCAL YEAR 2004 – INDIVIDUAL GRANTS

Potential
Realizable Value at
Assumed Annual
	Number of				Rates of Stock
	Shares Underlying	% of Total Options	Exercise or Base		Price Appreciation
	Options Granted	Granted to	Price ($/share)		for Option Term
Name	Number (1)	Employees in 2003	(2)	Expiration Date	5%($) /10%($)
Geoffrey Knapp	—	—	—	—	—
Greg Freeze	—	—	—	—	—
Paul Caceres	—	—	—	—	—

(1)	Options granted in fiscal 2004 vest over a four year period.

(2)	The exercise price was equal to the market price on the date of grant.

The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money
	Acquired on	Value (1)	Options at Sept. 30, 2004	Options at Sept. 30, 2004
Name	Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Geoff Knapp	—	—	70,000/0	$656,000/$0
Greg Freeze	5,000	$62,000	14,000/0	$150,000/$0
Paul Caceres	15,000	$75,000	39,000/6,000	$391,000/$56,000

(1)	Market value of the underlying securities at the exercise date minus the exercise price of the options.

Compensation of Directors

During the fiscal year ended September 30, 2004, our non-employee directors were each granted options to purchase 7,500 shares of common stock at an exercise price of $14.71 per share, which represents fair market value on the date of grant. The non-employee directors are Walter Straub, David Frosh, and Donald Clark. These directors were also reimbursed for their expenses in attending meetings of the Board of Directors.

Employment agreements

In 1996, we entered into employment agreements with Geoffrey D. Knapp, Chief Executive Officer, and Paul Caceres, Chief Financial Officer. The agreements call for the officers to serve in their respective executive positions for 12 month terms and renew automatically on an annual basis. The agreements terms currently include a minimum annual base salary of $290,000 for Mr. Knapp and $184,000 for Mr. Caceres. The agreements also include a provision for annual bonuses to be paid based on achieving annual performance goals.

Change in Control agreements

We have change in control agreements in place with Geoffrey D. Knapp, Chief Executive Officer, and Paul Caceres, Chief Financial Officer. The agreements call for the officers’ position, duties, title, authority and responsibilities to be at least commensurate with those held prior to any change in control. If after a change in control the executive is terminated without cause or resigns due to a reduction in authority and responsibilities, the officer will receive payments equal to 299% of their base salary and bonus based on the executive’s compensation from prior year. The term of the agreement is for 12 months and renews on an annual basis.

REPORT OF COMPENSATION COMMITTEE
TO: THE BOARD OF DIRECTORS

As members of the Compensation Committee, it is our duty to review and recommend the compensation levels for members of the Company’s management, evaluate the performance of management and administer the Company’s various incentive plans. This Committee has reviewed in detail the Compensation of the Company’s two executive officers. In the opinion of the Committee, the compensation of all executive officers of the Company is reasonable in view of its performance and the respective contributions of such officers to the Company’s performance.

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

The Committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 2004, the compensation for the Chief Executive Officer and the other executive officers was comparable to other Chief Executive Officers and other executive officers of middle market companies in related industries.

Compensation Committee

Walter Straub, Donald Clark, and David Frosh
December 1, 2004

The Report of the Compensation Committee will not be deemed to be incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Act of 1934, except to the extent we specifically incorporate the report by reference.

Compensation Committee Interlocks and Insider Participation

As noted above, the members of the Compensation Committee during the fiscal year ended September 30, 2004, were Walter Straub, Donald Clark, and David Frosh. Neither Walter Straub nor Donald Clark has ever been an officer or employee of our company. David Frosh was formerly employed by our company as President from June 1996 to March 2001. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity during the fiscal year ended September 30, 2004.

1993 Stock Option Plan

In April 1993, our shareholders approved our 1993 Stock Option Plan (the “1993 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to us, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan expired in April 2003. At the time, options exercisable for all 1,200,000 shares of our common stock authorized for issuance under the 1993 Plan had been granted.

2000 Stock Option Plan

In April 2000, our Board of Directors approved our 2000 Stock Option Plan (the “2000 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to us, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 2000 Plan was not formally approved by our shareholders. The 2000 Plan allows for the issuance of an aggregate of 750,000 shares of our common stock. The 2000 Plan term is unlimited in duration. Options for 513,000 shares of our common stock have been granted under the 2000 Plan as of September 30, 2004.

Information required to be disclosed for options, warrants and rights is hereby incorporated by reference to our 2004 Annual Report on pages 21-22; footnote “5. Stock options.”

401(k) Plan

In July 1991, we adopted a contributory profit-sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Our contributions are at the discretion of the Board of Directors. We made a matching contribution of $37,000 for the fiscal year ended September 30, 2004.

Stock Price Performance Graph

The following graph shows a comparison of cumulative total returns for our company, the NASDAQ Composite Stock Market Index and the NASDAQ Computer and Data Processing Services Index, during the period commencing on September 30, 1999 and ending on September 30, 2004. The comparison assumes $100 was invested on September 30, 1999 in each of our common stock, the NASDAQ Stock Market Composite Index, and the NASDAQ Computer and Data Processing Services Stock Index and assumes the reinvestment of all dividends, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2004, certain information regarding ownership of our common stock by (i) each person that we know is the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and executive officers who owns common stock and (iii) all directors and officers as a group.

		Shares Beneficially Owned
	Name and Address of	Amount & Nature of
Title of Class	Beneficial Owner (1)	Beneficial Owner (2)	Percentage of Class (3)
Common Stock	Geoffrey D. Knapp	506,000	12.6%
Common Stock	Paul Caceres	40,000	1.0%
Common Stock	Walter W. Straub	129,000	3.2%
Common Stock	David Frosh	42,000	1.1%
Common Stock	Donald Clark	18,000	*
Common Stock	All Directors and Officers as a Group (of 5 persons)	735,000	18%

*	less than 1%

(1)	The address of each beneficial owner is in care of CAM Commerce Solutions, Inc., 17075 Newhope Street, Fountain Valley, California 92708.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from the date hereof, are deemed outstanding, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. The total amount of these shares with respect to which all of the above have rights to acquire beneficial ownership in sixty (60) days are as follows: Geoffrey Knapp 70,000; Paul Caceres 40,000; Walter Straub 82,000; David Frosh 42,000; and Donald Clark 18,000. To our knowledge, each person named in the table has the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person or entity.

The following table lists stock option plans that are approved/not approved by shareholders.

Approved	Not Approved
1993 Stock Option Plan	2000 Stock Option Plan

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since 1997, we have leased a building in Henderson, Nevada from our Chief Executive Officer, Geoffrey D. Knapp. We paid $154,000 in lease payments to Mr. Knapp during the fiscal year ended September 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     The aggregate fees billed to us for Fiscal 2003 and 2004 by Ernst & Young LLP were as follows:

Category	Fiscal 2003	Fiscal 2004
Audit Fees*	$74,060	$147,500
Audit-Related Fees**	$45,100	—
Tax Fees	—	—
All Other Fees	—	—

*	Includes annual audit and quarterly reviews

**	Fees for work related to our compliance with Section 404 of the Sarbanes-Oxley Act.

Audit Committee Pre-Approval Policies

Our Audit Committee has adopted detailed pre-approval policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. The fees are budgeted, and actual fees versus the budget are monitored throughout the year. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of the Audit Committee before engaging the independent auditor. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee’s responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee no later than at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

     1. Financial Statements

The financial statements required by Item 8 of this report are incorporated by reference to our 2004 Annual Report to Stockholders (See Index to Financial Statements and Financial Statement Schedule on page 19).

     2. Financial Statement Schedule

See the Index to Financial Statements and Financial Statement Schedule on page 19 referenced above.

     3. Exhibits

3(a) Certification of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 – SEC File No. 0-16569).

3(b) By-Laws, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

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

10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)

10(h) Form of the Stock Option Agreement for the 2000 Plan

13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2004.

23 Consent of Independent Registered Public Accounting Firm.

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

Date: December 21, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Geoffrey D. Knapp	Chief Executive Officer and Chairman of the Board	December 21, 2004

Geoffrey D. Knapp

/s/ David Frosh	Director	December 21, 2004

David Frosh

/s/ Walter W. Straub	Director	December 21, 2004

Walter W. Straub

/s/ Donald Clark	Director	December 21, 2004

Donald Clark

CAM COMMERCE SOLUTIONS, INC.
INDEX TO
FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

ITEM 15(a)

	Page Reference
	Annual Report
	to Stockholders	Form 10-K
Report of Independent Registered Public Accounting Firm	23
Balance Sheets at September 30, 2004 and 2003	12
Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002	13
Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002	14
Statements of Stockholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002	15
Notes to Financial Statements	16-22
II. Valuation and Qualifying Accounts for the Years Ended September 30, 2004, 2003 and 2002		20
Consent of Independent Registered Public Accounting Firm		Exhibit 23

All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

CAM Commerce Solutions, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended September 30, 2004, 2003, and 2002

		(Reductions)/	Deductions/Accounts
	Balance at	Additions	Written Off Net of	Balance at End
	Beginning of Year	Charged to Income	Recoveries	of Year
Allowance for Doubtful Accounts Receivable
2004	$140,000	$113,000	$98,000	$155,000
2003	$125,000	$104,000	$89,000	$140,000
2002	$250,000	$2,000	$127,000	$125,000

Exhibit Index

Exhibit No.	Description
3(a)	Certification of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 — SEC File No. 0-16569).
3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).
10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).
10(b)	Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).
10(c)	Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).
10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).
10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).
10(f)	Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001).
10(g)	Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h)	Form of the Stock Option Agreement for the 2000 Plan
13(a)	Annual Report to Stockholders for the fiscal year ended September 30, 2004.
23	Consent of Independent Registered Public Accounting Firm.
31 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31 (b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.