Form 10-Q
period 2004-12-31
CAM COMMERCE SOLUTIONS INC
filed 2005-02-11
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of January 24, 2005 there were 3,810,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED BALANCE SHEETS

(In thousands, except per share data)

	DECEMBER 31, 2004	SEPTEMBER 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$16,245	$16,591
Marketable available-for-sale securities	1,800	1,109
Accounts receivable, net	2,247	1,919
Inventories	257	361
Deferred income taxes	1,629	1,629
Other current assets	109	137

Total current assets	22,287	21,746

Deferred income taxes	780	780
Property and equipment, net	621	639
Intangible assets, net	625	679
Other assets	66	80

Total assets	$24,379	$23,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481	$550
Accrued compensation and related expenses	886	1,093
Deferred service revenue and customer deposits	1,664	1,628
Other accrued liabilities	239	357

Total current liabilities	3,270	3,628

Stockholders’ equity:
Common stock, $0.001 par value; 12,000 shares authorized, 3,798 shares issued and outstanding at December 31, 2004 and 3,754 at September 30, 2004	4	4
Capital in excess of par value	19,748	19,328
Accumulated other comprehensive income (loss)	(7)	2
Retained earnings	1,364	962

Total stockholders’ equity	21,109	20,296

Total liabilities and stockholders’ equity	$24,379	$23,924

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED

	DECEMBER 31, 2004	DECEMBER 31, 2003
REVENUES
Net hardware, software and installation revenues	$3,348	$3,237
Net service revenues	1,405	1,379
Net payment processing revenues	1,397	684

Total net revenues	6,150	5,300
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,684	1,641
Cost of service revenues	512	508
Cost of payment processing revenues	142	38

Total cost of revenues	2,338	2,187
Selling, general and administrative expenses	2,881	2,421
Research and development expenses	367	369
Interest income	(109)	(81)

Total costs and expenses	5,477	4,896

Income before provisions for income taxes	673	404
Provisions for income taxes	271	29

Net income	$402	$375

Basic net income per share	$0.11	$0.11

Diluted net income per share	$0.10	$0.10

Shares used in computing basic net income per share	3,787	3,284

Shares used in computing diluted net income per share	4,065	3,615

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED

	DECEMBER 31, 2004	DECEMBER 31, 2003
Operating activities:
Net income	$402	$375
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	215	221
Provision for doubtful accounts	9	11
Income tax deduction from exercise of stock options	247	—
Changes in operating assets and liabilities:
Accounts receivable	(337)	(178)
Inventories	104	65
Other assets	42	(16)
Accounts payable	(69)	33
Accrued compensation and related expenses	(207)	96
Deferred service revenue and customer deposits	36	181
Other accrued liabilities	(118)	(39)

Cash provided by operating activities	324	749
Investing activities:
Purchase of property and equipment	(68)	(37)
Capitalized software development costs	(75)	(82)
Purchase of marketable securities	(694)	—
Change in marketable securities	(6)	6

Cash used in investing activities	(843)	(113)
Financing activities:
Proceeds from exercise of stock options	173	284

Cash provided by financing activities	173	284

Net increase (decrease) in cash and cash equivalents	(346)	920
Cash and cash equivalents at beginning of period	16,591	10,889

Cash and cash equivalents at end of period	$16,245	$11,809

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Financial Statements

The accompanying financial statements of the Company as of and for the three months ended December 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less.

Marketable Securities

All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at December 31, 2004 and September 30, 2004 consisted of debt instruments that bear interest at various rates and mature in two years or less. The gross unrealized gains (losses) on securities available-for-sale at December 31, 2004 and September 30, 2004 were $(7) and $2, respectively. There were no realized gains (losses) for the three months ended December 31, 2004 and 2003.

Accounts Receivable and Allowance For Doubtful Accounts

The Company has accounts receivable from customers who were given extended payment terms for goods and services rendered. Extended payment terms are generally provided only to established relationship customers in good credit standing, and generally represent net 30 day terms. Payment for goods and services are typically due with an initial deposit payment upon signing the purchase agreement, with the balance due upon the delivery.

Management evaluates accounts receivable on a regular basis to charge off any accounts deemed uncollectible at the time. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments.

Concentrations of Credit Risk

The Company sells its products primarily to small-to-medium size retailers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. Credit losses have traditionally been minimal and such losses have been within management’s expectations.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(In thousands, except per share data)

Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value. Inventories are composed of finished goods, which include electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.

Comprehensive Income

The following table presents the calculation of comprehensive income:

	THREE MONTHS ENDED
	DECEMBER 31, 2004	DECEMBER 31, 2003
Net income	$402	$375
Unrealized loss on marketable securities available for sale, net of tax	(9)	(6)

Comprehensive income	$393	$369

Revenue Recognition Policy

The Company’s revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses such as commissions. Specific guidelines are followed to measure revenue, although certain judgments affect the application of our revenue policy. The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended and interpreted by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements.

The Company derives revenue from the sale of computer hardware, licensing of computer software, post contract support (PCS), installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services are deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and not essential to the functionality of the software products. Payments for the Company’s hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for PCS is the price the customer is required to pay since it is sold as a separate option and priced independently.

PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(In thousands, except per share data)

The Company recognizes payment processing revenues in the period the service is performed. Revenues are estimated based on the accumulation of sufficient historical information required to analyze trends and formulate a reasonable estimate. The significant historical information required to formulate a reliable estimate are the total dollar volume of credit card transactions processed and the related revenue for these credit card transactions.

Segments

Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), established standards for the way that public business enterprises report selected financial information about operating segments in annual and interim financial statements and significant foreign operations. Because the Company operates in one business segment and has no significant foreign operations, no additional reporting is required under SFAS 131.

Recently Issued Accounting Announcements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123R is effective for the Company beginning on July 1, 2005. The Company is currently assessing the impact of SFAS 123R. As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application.

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

Reclassifications

Certain reclassifications have been made to the fiscal 2004 financial statements to conform to the fiscal 2005 presentation.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset valuations, deferred income tax asset valuation allowances, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(In thousands, except per share data)

there are material differences between the Company’s estimates and the actual results, the Company’s future results of operations will be affected.

Shipping and Handling

Shipping and handling fees and costs are included in the statement of operations under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”

Net Income Per Share

Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. Options and warrants outstanding for the three months ended December 31, 2004 and 2003, which were excluded from the diluted net income per share computation because their effect is anti-dilutive, were as follows:

	THREE MONTHS ENDED

	DECEMBER 31, 2004	DECEMBER 31, 2003
Options	—	6
Warrants	175	350

The computations of basic and diluted net income per share for the quarter ended December 31, 2004 and 2003 are as follows:

	THREE MONTHS ENDED

	DECEMBER 31, 2004	DECEMBER 31, 2003
Numerator:
Net income for basic and diluted net income per share	$402	$375

Denominator:
Weighted-average shares outstanding	3,787	3,284

Denominator for basic net income per share:
Weighted-average shares	3,787	3,284
Effect of dilutive securities:
Stock options & warrants	278	331

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,065	3,615

Basic net income per share	$0.11	$0.11

Diluted net income per share	$0.10	$0.10

Stock Option Plans

The Company follows the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(In thousands, except per share data)

following tables illustrate the effect on net income and income per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

	THREE MONTHS ENDED

	DECEMBER 31, 2004	DECEMBER 31, 2003

Net income, as reported	$402	$375

Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(48)	(60)

Net income, as adjusted	$354	$315

Basic income per share:

As reported	$0.11	$0.11

Pro forma	$0.09	$0.10

Diluted income per share:

As reported	$0.10	$0.10

Pro forma	$0.09	$0.09

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 as Compared to Three Months Ended December 31, 2003

(All dollar amounts in thousands)

CAUTIONARY STATEMENT

You should read the following discussion and analysis with our Unaudited Condensed Financial Statements and related Notes thereto contained elsewhere in this report. We urge you to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (SEC).

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

OVERVIEW

We offer several turn-key retailing systems that consist of software, hardware, installation, training, technical support services and web hosting services. Our systems, known as CAM32, Profit$, RetailSTAR, RetailICE and Microbiz offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by day and/or month. In addition, our systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (last cost, average cost and retail) and other reports. The systems can also provide integrated or interfaced accounting functions including accounts receivable, accounts payable, and general ledger.

We also provide payment processing services through our X-Charge software and a third party credit card payment processor. X-Charge is a payment processing software program that is integrated with our point of sale software. X-Charge generates revenues for us based on sales transaction payment processing services provided to our customers. Typically, the payments being processed are credit card transactions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and reported amounts of net revenue and expenses during the reporting period. We regularly evaluate estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset valuations, deferred income tax asset valuation allowances, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

Revenue Recognition

We derive revenue from the sale of computer hardware, licensing of computer software, post contract customer support, installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services is deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and not essential to the functionality of the software products. Payments for our hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for post-contract support (PCS) is the price the customer is required to pay since it is sold as a separate option and priced independently. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

We recognize payment processing revenues in the period the service is performed. Revenues are estimated based on the accumulation of sufficient historical information required to analyze trends and formulate a reasonable estimate. The significant historical information required to formulate a reliable estimate are the total dollar volume of credit card transactions processed and the related revenue for these credit card transactions.

Receivables and Inventory

We have accounts receivable from customers who were given extended payment terms for goods and services rendered. Extended payment terms are generally provided only to established relationship customers in good credit standing, and generally represent net 30 day terms. Payment for goods and services are typically due with an initial deposit payment upon signing the purchase agreement, with the balance due upon delivery.

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

Impairment of Intangible Assets

The value of our intangible assets could be impacted by future adverse changes such as (i) any future declines in our operating results, and (ii) any failure to meet our future performance projections. An annual impairment review will be performed during the fourth quarter of each fiscal year or more frequently if indicators of impairment exist. In the process of the annual impairment review, we use the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, revenue and cost forecasts would not be achieved, and we could incur additional impairment charges.

Deferred Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Prior to fiscal 2004, we recorded a valuation allowance to reduce our deferred tax assets to the amount that we believed was more likely than not to be realized. During fiscal 2004, the valuation allowance was reversed based on our belief that sufficient future income from operations is expected to be able to recognize the net deferred tax assets. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including projected future taxable income, and recent financial performance.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

	Three months ended December 31,		Variance

	2004	2003	Amount	%
Net hardware, software and installation revenues	$3,348	$3,237	$111	3%
Net service revenues	1,405	1,379	26	2%
Net payment processing revenues	1,397	684	713	104%

Total net revenues	6,150	5,300	850	16%
Cost of hardware, software and installation revenues	1,684	1,641	43	3%
Cost of service revenues	512	508	4	1%
Cost of payment processing revenues	142	38	104	274%

Total cost of revenues	2,338	2,187	151	7%
Selling, general and administrative expenses	2,881	2,421	460	19%
Research and development expenses	367	369	(2)	(1%)
Interest income	(109)	(81)	28	35%

Total costs and expenses	5,477	4,896	581	12%

Income before provision for income taxes	673	404	269	67%
Provision for income taxes	271	29	242	834%

Net income	$402	$375	27	7%

Gross profit on hardware, software and installation revenues	$1,664	$1,596	68	4%
Gross profit on service revenues	893	871	22	3%
Gross profit on payment processing revenues	1,255	646	609	94%

Total gross profit	$3,812	$3,113	699	22%

Gross margin on hardware, software and installation revenues	50%	49%
Gross margin on service revenues	64%	63%
Gross margin on payment processing revenues	90%	94%
Gross margin on total net revenues	62%	59%

Significant Trends

System sales for the quarter ended December 31, 2004 increased slightly, while our payment processing revenues from our X-Charge business increased 104%, in comparison to the same quarter of prior year. We continued to have an increase in our X-Charge revenues as a result of continued addition of new processing accounts. Because of the higher margins on our X-Charge revenues, our pre-tax income for the three months ended December 31, 2004 increased 67% on a 16% overall revenue increase. Gross profit margin for the quarter ended December 31, 2004 increased over the same quarter of last year as a result of recurring revenues from X-Charge business.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

Revenues

We derive revenues from system sales, consisting of computer hardware, licensing of computer software, installation and training, post contract customer support service, and payment processing service (X-Charge). Net revenues for the three months ended December 31, 2004 increased 16% to $6,150, consisting of a 3% increase in system revenues, a 2% increase in service revenues, and a 104% increase in payment processing revenues, compared to the three months ended December 31, 2003. System revenues for the quarter ended December 31, 2004 increased slightly over the same quarter of last year due to higher hardware sales to existing customers. Service revenues for the three months ended December 31, 2004 was relatively flat, as compared to the three months ended December 31, 2003, as a result of no significant changes in the number of new contracts sold and contract cancellations. Payment processing revenues for the three months ended December 31, 2004 increased significantly due to a higher number of X-Charge processing accounts added over the prior year, which generate recurring revenues.

Gross Margin

Gross margin for the three months ended December 31, 2004 was 62%, compared to 59% for the three months ended December 31, 2003. Gross margin on system revenues and service revenues was relatively flat at 50% and 64%, respectively, for the three months ended December 31, 2004, compared to 49% and 63% for the same quarter of last year. Gross margin for payment processing revenues was 90% for the quarter ended December 31, 2004, compared to 94% for the same quarter of prior year. Gross margin for payment processing revenues decreased as a result of higher payroll costs, related to the increase in personnel needed to support the growth in customer base processing with X-Charge.

Selling, General and Administrative Expenses

Salaries, sales commissions, marketing expenses, and rent expenses represent the largest expenses of selling, general and administrative expenses. Selling, general and administrative expenses expressed as a percentage of net revenues was 47% for the three months ended December 31, 2004, compared to 46% for the same period of fiscal 2004. Selling, general and administrative expenses increased 19% for the three months ended December 31, 2004, compared to the same period ended December 31, 2003. This increase was primarily due to the increase in sales commissions expense related to higher payment processing revenues, higher payroll costs related to an increase in administrative and sales personnel needed for X-Charge business growth, and higher expenses related to Sarbanes Oxley compliance work.

Research and Development Expenses

Research and development expenses expressed as a percentage of revenues was 6% for the three months ended December 31, 2004, compared to 7% for the three months ended December 31, 2003. Research and development expenses for the three months ended December 31, 2004 was flat, as compared to the three months ended December 31, 2003. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.

Income Taxes

Provision for income taxes for the three months ended December 31, 2004 was $271, compared to $29 for the three months ended December 31, 2003. Provision for income taxes for the quarter ended December 31, 2003 was related to estimated tax expense for various states. There was no provision made for federal income taxes for the three months ended December 31, 2003 due to the utilization of net operating loss

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

carryforwards and the reversal of our valuation allowance on deferred taxes. In fiscal 2005, provision was made for both state and federal income taxes for the three months ended December 31, 2004. We expect to continue to incur provision for federal and state income taxes for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents plus marketable securities totaled $16,245 on December 31, 2004 compared to $16,591 on September 30, 2004. The decrease resulted from cash used for investing activities. We generated $324 from operations, expended $143 for fixed assets and capitalized software development, used $694 for marketable securities investment, and received $173 from the proceeds of stock options exercised during the three months ended December 31, 2004, compared to $749 generated from operations, $119 used for fixed assets and capitalized software development, and $284 received from the exercise of stock options for the three months ended December 31, 2003. Cash flow generated from operations decreased for the three months ended December 31, 2004, compared to the same period of last year, primarily due to slower turnover of accounts receivable and a higher pay out of accrued compensation and related expense. This trend of declining cash flows from operations is not expected to continue for the remainder of fiscal 2005.

At December 31, 2004 cash and cash equivalents plus marketable securities made up 81% of our total current assets. Our current ratio at December 31, 2004 was 6.8. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on our operations.

Contracts and Commitments

During the three month period ended December 31, 2004, there were no material changes outside of our ordinary business in our long term debt, capital leases, operating leases, purchase obligations, or other long term obligations reflected on our balance sheet at December 31, 2004.

The following table summarizes payment obligations for long-term debt, capital leases, operating leases and purchase obligations at December 31, 2004.

PAYMENTS DUE BY PERIOD

		LESS THAN 1		MORE THAN 4
	TOTAL	YEAR	1-3 YEARS	YEARS
Long-term debt	$—	$—	$—	$—
Capital lease obligations	—	—	—	—
Operating leases	1,409	481	928	—
Purchase obligations	—	—	—	—

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

FORWARD LOOKING STATEMENTS

All statements included or incorporated by reference in this report, other than statements of historical fact or explanatory statements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning trends, projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting for goodwill and other intangible assets, and our future capital requirements. These forward-looking statements are based on our current expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” “feels,” “outlook,” “forecast,” “optimistic,” and other similar expressions, including variations or negatives of these words.

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

RISK FACTORS

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, they could have a material adverse effect on our business, financial condition and results of operations. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

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

CAM COMMERCE SOLUTIONS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCOLSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAM COMMERCE SOLUTIONS, INC.

PART II . OTHER INFORMATION

Item 1      Legal Proceedings

                              None

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds

                              None

Item 3     Defaults upon Senior Securities

                              None

Item 4     Submission of Matters to a Vote of Security Holders

                              None

Item 5     Other Information

                              None

Item 6     Exhibits

3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 – SEC File No. 000-16569).

3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b) Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996 – SEC File No. 000-16569).

10(c) Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996 – SEC File No. 000-16569).

10(d) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000 – SEC File No. 000-16569).

10(f) Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001 – SEC File No. 000-16569).

CAM COMMERCE SOLUTIONS, INC.

PART II — OTHER INFORMATION

10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004 – SEC File No. 000-16569)

10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004 – SEC File No. 000-16569)

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: February 11, 2005	By /s/ Geoffrey D. Knapp

Geoffrey D. Knapp

Chief Executive Officer

Date: February 11, 2005	By /s/ Paul Caceres Jr.

Paul Caceres Jr.

Chief Financial and

Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3(a)	Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 — SEC File No.000-16569).

3(b)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b)	Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996 — SEC File No. 000-16569).

10(c)	Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996 — SEC File No. 000-16569).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000 — SEC File No. 000-16569).

10(f)	Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001 — SEC File No. 000-16569).

10(g)	Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004 — SEC File No. 000-16569)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004 — SEC File No. 000-16569)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act