Form 10-Q
period 2005-03-31
CAM COMMERCE SOLUTIONS INC
filed 2005-05-13
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number 0-16569

CAM COMMERCE SOLUTIONS, INC.

(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3866450 (IRS Employer Identification No.)

17075 Newhope Street Fountain Valley, California (Address of principal Executive offices)	92708 (Zip code)

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

Yes ☐   No ☑

As of April 25, 2005 there were 3,827,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAM COMMERCE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	MARCH 31, 2005	SEPTEMBER 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,994	$16,591
Marketable available-for-sale securities	1,792	1,109
Accounts receivable, net	1,892	1,919
Inventories	384	361
Deferred income taxes	1,288	1,629
Other current assets	113	137

Total current assets	22,463	21,746
Deferred income taxes	1,175	780
Property and equipment, net	634	639
Intangible assets, net	563	679
Other assets	57	80

Total assets	$24,892	$23,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581	$550
Accrued compensation and related expenses	835	1,093
Deferred service revenue and customer deposits	1,692	1,628
Other accrued liabilities	307	357

Total current liabilities	3,415	3,628
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 3,825,000 shares issued and outstanding at March 31, 2005 and 3,754,000 at September 30, 2004	4	4
Capital in excess of par value	19,981	19,328
Accumulated other comprehensive income (loss)	(22)	2
Retained earnings	1,514	962

Total stockholders’ equity	21,477	20,296

Total liabilities and stockholders’ equity	$24,892	$23,924

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
REVENUES
Net hardware, software and installation revenues	$3,227	$3,583
Net service revenues	1,322	1,384
Net payment processing revenues	1,353	833

Total net revenues	5,902	5,800
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,730	1,687
Cost of service revenues	539	511
Cost of payment processing revenues	107	45

Total cost of revenues	2,376	2,243
Selling, general and administrative expenses	2,991	2,747
Research and development expenses	410	380
Interest income	(127)	(82)

Total costs and expenses	5,650	5,288

Income before provisions for income taxes	252	512
Provisions for income taxes	102	37

Net income	$150	$475

Basic net income per share	$0.04	$0.14

Diluted net income per share	$0.04	$0.12

Shares used in computing basic net income per share	3,813	3,484

Shares used in computing diluted net income per share	4,073	3,920

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
REVENUES
Net hardware, software and installation revenues	$6,575	$6,820
Net service revenues	2,727	2,762
Net payment processing revenues	2,750	1,518

Total net revenues	12,052	11,100
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	3,414	3,328
Cost of service revenues	1,051	1,019
Cost of payment processing revenues	249	83

Total cost of revenues	4,714	4,430
Selling, general and administrative expenses	5,872	5,168
Research and development expenses	777	749
Interest income	(236)	(163)

Total costs and expenses	11,127	10,184

Income before provisions for income taxes	925	916
Provisions for income taxes	373	66

Net income	$552	$850

Basic net income per share	$0.15	$0.25

Diluted net income per share	$0.14	$0.23

Shares used in computing basic net income per share	3,800	3,384

Shares used in computing diluted net income per share	4,063	3,744

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Operating activities:
Net income	$552	$850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438	442
Provision for doubtful accounts	101	49
Change in deferred income taxes	(54)	—
Income tax deduction from exercise of stock options	390	—
Changes in operating assets and liabilities:
Accounts receivable	(74)	(53)
Inventories	(23)	(73)
Other assets	47	(9)
Accounts payable	31	(39)
Accrued compensation and related expenses	(258)	171
Deferred service revenue and customer deposits	64	280
Other accrued liabilities	(50)	1

Cash provided by operating activities	1,164	1,619
Cash flows from investing activities:
Purchase of property and equipment	(172)	(81)
Capitalized software development costs	(145)	(150)
Purchase of marketable securities	(694)	—
Change in marketable securities	(13)	253

Cash provided by (used in) investing activities	(1,024)	22
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	263	1,556

Cash provided by financing activities	263	1,556

Net increase in cash and cash equivalents	403	3,197
Cash and cash equivalents at beginning of period	16,591	10,889

Cash and cash equivalents at end of period	$16,994	$14,086

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Presentation of Condensed Financial Statements

The accompanying financial statements of the Company as of and for the three and six months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less.

Marketable Securities

All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at March 31, 2005 and September 30, 2004 consisted of debt instruments that bear interest at various rates and mature in two years or less. The gross unrealized gains (losses) on securities available-for-sale at March 31, 2005 and September 30, 2004 were $(22) and $2, respectively. There were no realized gains (losses) for the three and six months ended March 31, 2005 and 2004.

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

MARCH 31, 2005

(In thousands, except per share data)

Inventories

Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value. Inventories are composed of finished goods, which include electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.

Comprehensive Income

The following table presents the calculation of comprehensive income:

	THREE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Net income	$150	$475
Unrealized loss on marketable securities available for sale, net of tax	(15)	(13)

Comprehensive income	$135	$462

	SIX MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Net income	$552	$850
Unrealized loss on marketable securities available for sale, net of tax	(24)	(19)

Comprehensive income	$528	$831

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

The Company derives revenue from the sale of computer hardware, licensing of computer software, post contract support (PCS), installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services are deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and are not essential to the functionality of the software products. Payments for the Company’s hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

(In thousands, except per share data)

customers in good credit standing receive thirty day payment terms. VSOE of fair value for PCS is the price the customer is required to pay since it is sold as a separate option and priced independently.

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

Recently Issued Accounting Announcements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123R is effective for the Company beginning on October 1, 2005. The Company is currently assessing the impact of SFAS 123R. As of the date of this filing, no decisions have been made as to whether the Company will apply the modified prospective or retrospective transition method of application.

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

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

(In thousands, except per share data)

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

Net Income Per Share

Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. Options and warrants outstanding for the three and six months ended March 31, 2005 and 2004, which were excluded from the diluted net income per share computation because their effect is anti-dilutive, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004	MARCH 31, 2005	MARCH 31, 2004
Options	—	5	—	6
Warrants	175	175	175	263

The computations of basic and diluted net income per share for the three and six month periods ended March 31, 2005 and 2004 are as follows:

	THREE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Numerator:
Net income for basic and diluted net income per share	$150	$475

Denominator:
Weighted-average shares outstanding	3,813	3,484

Denominator for basic net income per share:
Weighted-average shares	3,813	3,484
Effect of dilutive securities:
Stock options & warrants	260	436

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,073	3,920

Basic net income per share	$0.04	$0.14

Diluted net income per share	$0.04	$0.12

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Numerator:
Net income for basic and diluted net income per share	$552	$850

Denominator:
Weighted-average shares outstanding	3,800	3,384

Denominator for basic net income per share:
Weighted-average shares	3,800	3,384
Effect of dilutive securities:
Stock options & warrants	263	360

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,063	3,744

Basic net income per share	$0.15	$0.25

Diluted net income per share	$0.14	$0.23

Stock Option Plans

The Company follows the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounts for its employee stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following tables illustrate the effect on net income and income per share had compensation expense for the employee stock-based plans been recorded based on the fair value method under SFAS No. 123:

	THREE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Net income, as reported	$150	$475

Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(41)	(47)

Net income, as adjusted	$109	$428

Basic income per share:

As reported	$0.04	$0.14

Pro forma	$0.03	$0.12

Diluted income per share:

As reported	$0.04	$0.12

Pro forma	$0.03	$0.11

CAM COMMERCE SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2004
Net income, as reported	$552	$850

Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(83)	(107)

Net income, as adjusted	$469	$743

Basic income per share:

As reported	$0.15	$0.25

Pro forma	$0.12	$0.22

Diluted income per share:

As reported	$0.14	$0.23

Pro forma	$0.12	$0.20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 as Compared to Three Months Ended March 31, 2004
Six Months Ended March 31, 2005 as Compared to Six Months Ended March 31, 2004
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

OVERVIEW

We offer several turn-key retailing systems that consist of software, hardware, installation, training, technical support services and web hosting services. Our systems, known as CAM32, Profit$, RetailSTAR, Retail ICE and Microbiz offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by day and/or month. In addition, our systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (last cost, average cost and retail) and other reports. The systems can also provide integrated or interfaced accounting functions including accounts receivable, accounts payable, and general ledger.

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

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

Revenue Recognition

We derive revenue from the sale of computer hardware, licensing of computer software, post contract customer support, installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services is deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and are not essential to the functionality of the software products. Payments for our hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for post-contract support (PCS) is the price the customer is required to pay since it is sold as a separate option and priced independently. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

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

Inventory

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

Deferred Taxes

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Prior to fiscal 2004, we recorded a valuation allowance to reduce our deferred tax assets to the amount that we believed was more likely than not to be realized. During the fourth quarter of fiscal 2004, the valuation allowance was reversed based on our belief that sufficient future income from operations is expected to be able to recognize the net deferred tax assets. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including projected future taxable income, and recent financial performance.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

RESULTS OF OPERATIONS

The following tables summarize the fluctuation analysis of results of our operations for the three and six months ended March 31, 2005 versus the three and six months ended March 31, 2004.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three months ended March 31,		Variance
	2005	2004	Amount	%
Net hardware, software and installation revenues	$3,227	$3,583	($356)	(10%)
Net service revenues	1,322	1,384	(62)	(4%)
Net payment processing revenues	1,353	833	520	62%

Total net revenues	5,902	5,800	102	2%
Cost of hardware, software and installation revenues	1,730	1,687	43	3%
Cost of service revenues	539	511	28	5%
Cost of payment processing revenues	107	45	62	138%

Total cost of revenues	2,376	2,243	133	6%
Selling, general and administrative expenses	2,991	2,747	244	9%
Research and development expenses	410	380	30	8%
Interest income	(127)	(82)	45	55%

Total costs and expenses	5,650	5,288	362	7%

Income before provision for income taxes	252	512	(260)	(51%)
Provision for income taxes	102	37	65	176%

Net income	$150	$475	(325)	(68%)

Gross profit on hardware, software and installation revenues	$1,497	$1,896	(399)	(21%)
Gross profit on service revenues	783	873	(90)	(10%)
Gross profit on payment processing revenues	1,246	788	458	58%

Total gross profit	$3,526	$3,557	(31)	(1%)

Gross margin on hardware, software and installation revenues	46%	53%
Gross margin on service revenues	59%	63%
Gross margin on payment processing revenues	92%	95%
Gross margin on total net revenues	60%	61%

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

	Six months ended March 31,		Variance
	2005	2004	Amount	%
Net hardware, software and installation revenues	$6,575	$6,820	($245)	(4%)
Net service revenues	2,727	2,762	(35)	(1%)
Net payment processing revenues	2,750	1,518	1,232	81%

Total net revenues	12,052	11,100	952	9%
Cost of hardware, software and installation revenues	3,414	3,328	86	3%
Cost of service revenues	1,051	1,019	32	3%
Cost of payment processing revenues	249	83	166	200%

Total cost of revenues	4,714	4,430	284	6%
Selling, general and administrative expenses	5,872	5,168	704	14%
Research and development expenses	777	749	28	4%
Interest income	(236)	(163)	73	45%

Total costs and expenses	11,127	10,184	943	9%

Income before provision for income taxes	925	916	9	1%
Provision for income taxes	373	66	307	465%

Net income	$552	$850	(298)	(35%)

Gross profit on hardware, software and installation revenues	$3,161	$3,492	(331)	(9%)
Gross profit on service revenues	1,676	1,743	(67)	(4%)
Gross profit on payment processing revenues	2,501	1,435	1,066	74%

Total gross profit	$7,338	$6,670	668	10%

Gross margin on hardware, software and installation revenues	48%	51%
Gross margin on service revenues	61%	63%
Gross margin on payment processing revenues	91%	95%
Gross margin on total net revenues	61%	60%

Significant Trends

Our X-Charge payment processing revenues continued to show strong growth as the number of new sign-ups and total processing volume from the live accounts continued to increase from quarter to quarter. Total number of accounts processing with X-Charge is expected to grow as new accounts are being added on a regular basis. However, we had a shortfall in expected system sales for the three and six month periods ended March 31, 2005, compared to the same periods of last year. We are not aware of any new competitive pressures or any change in other market conditions that would suggest this trend will be long term.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

Although revenues improved slightly for the quarter ended March 31, 2005, results were negatively impacted by the timing of marketing expenditures and the increase in salary costs and commissions expense related to the growth of X-Charge revenues.

Revenues

We derive revenues from system sales, consisting of computer hardware, licensing of computer software, installation and training, post contract customer support service, and payment processing service (X-Charge). Net revenues for the three months ended March 31, 2005 increased 2% to $5,902, consisting of a 10% decrease in system revenues, a 4% decrease in service revenues, and a 62% increase in payment processing revenues, compared to the three months ended March 31, 2004. System revenues for the quarter ended March 31, 2005 decreased due to lower new system sales. Service revenues for the three months ended March 31, 2005 decreased as a result of fewer new contracts sold to offset the contract cancellations. Payment processing revenues for the three months ended March 31, 2005 increased 62% due to a higher number of X-Charge processing accounts added over the prior year, which generate recurring revenues. Payment processing revenues for the quarter ended March 31, 2005 are not directly comparable to the corresponding quarter of the prior year due to the change in accounting estimate for X-Charge revenues that occurred in June of last year. The comparison of the six month periods ended March 31, 2005 and 2004 better reflects the growth rate in X-Charge revenues.

Net revenues for the six months ended March 31, 2005 increased 9% to $12,052, consisting of a 4% decrease in system revenues, a 1% decrease in service revenues, and a 81% increase in payment processing revenues, compared to the same period of fiscal 2004. New system sales decreased in the six month period ended March 31, 2005, compared to the same period of last year, resulted in the decrease in system revenues. Service revenues for the six months ended March 31, 2005 was relatively flat, compared to the same period of last year, due to no significant changes in new contract sign-ups and cancellations. Payment processing revenues for the six months ended March 31, 2005 increased over the same period of last year due to more accounts processing with X-Charge.

Gross Margin

Gross margin for the three months ended March 31, 2005 remained relatively flat at 60%, compared to 61% for the three months ended March 31, 2004. Gross margin on system revenues for the three months ended March 31, 2005 declined to 46%, compared to 53% for the same quarter of last year. Gross margin on service revenues for the three months ended March 31, 2005 decreased to 59%, compared to 63% for the three month period of fiscal 2004. Gross margin on payment processing revenues for the three months ended March 31, 2005 decreased to 92%, compared to 95% for the three months ended March 31, 2004.

Gross margin for the six month period ended March 31, 2005 was relatively consistent at 61%, compared to 60% for the same period of last year. Gross margin on system revenues for the six months ended March 31, 2005 decreased to 48%, compared to 51% for the six months ended March 31, 2004. Gross margin on service revenues decreased to 61%, compared to 63% for the same period of fiscal 2004. Gross margin on payment processing revenues for the six months ended March 31, 2005 declined to 91%, compared to 95% for the six months ended March 31, 2004.

The decline in gross margin on system revenues for the three and six month periods ended March 31, 2005 was due to a decrease in software sales related to the decline in new system sales. Software sales generated from new system sales provide higher margin. Gross margin on service revenues for the three and six months ended March 31, 2005 declined as a result of an increase in payroll costs for technical support personnel. Gross margin on payment processing revenues for the three and six months ended March 31,

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

2005 declined as a result of higher payroll costs, related to the increase in personnel needed to support the growth in customer base processing with X-Charge.

Selling, General and Administrative Expenses

Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses expressed as a percentage of net revenues was 51% and 49% for the three and six months ended March 31, 2005, respectively, compared to 47% for the same periods of fiscal 2004. Selling, general and administrative expenses increased 9% and 14% for the three and six months ended March 31, 2005, respectively, compared to the same periods ended March 31, 2004. This increase was primarily due to the increase in sales commissions expense related to higher payment processing revenues, higher payroll costs related to an increase in administrative and sales personnel needed for X-Charge business growth, and higher expenses related to Sarbanes Oxley compliance work.

Research and Development Expenses

Research and development expenses expressed as a percentage of revenues was 7% and 6% for the three and six months ended March 31, 2005, respectively, compared to 7% for each of the three and six month periods ended March 31, 2004. Research and development expenses increased 8% for the three months and 4% for the six months ended March 31, 2005, as compared to the same periods ended March 31, 2004, as a result of higher payroll costs. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.

Income Taxes

Provision for income taxes for the three months and six months ended March 31, 2005 was $102 and $373, respectively, compared to $37 and $66 for the three and six months ended March 31, 2004. In the three and six month periods of fiscal 2005, provision was made for both state and federal income taxes based on 40% effective tax rate. No provision for federal income taxes was recorded for the three and six months ended March 31, 2004 due to the utilization of net operating loss carryforwards. We expect to continue to incur provision for federal and state income taxes for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents plus marketable securities totaled $18,786 on March 31, 2005 compared to $17,700 on September 30, 2004. The increase resulted from cash provided from operating activities and proceeds received from the exercise of stock options. We generated $1,164 from operations, expended $317 for fixed assets and capitalized software development, used $694 for marketable securities investment, and received $263 from the proceeds of stock options exercised during the six months ended March 31, 2005, compared to $1,619 generated from operations, $231 used for fixed assets and capitalized software development, and received $253 from maturity of bond investment and $1,556 from the proceeds of stock options and warrants exercised during the six months ended March 31, 2004.

At March 31, 2005 cash and cash equivalents plus marketable securities made up 84% of our total current assets. Our current ratio at March 31, 2005 was 6.6. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.

Inflation has had no significant impact on our operations.

CAM COMMERCE SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts in thousands)

Contracts and Commitments

During the six month period ended March 31, 2005, there were no material changes outside of our ordinary business in our long term debt, capital leases, operating leases, purchase obligations, or other long term obligations reflected on our balance sheet at March 31, 2005.

The following table summarizes payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the remaining periods of the current fiscal year and future fiscal years.

PAYMENTS DUE BY PERIOD
		LESS THAN		MORE THAN
	TOTAL	1 YEAR	1-3 YEARS	4 YEARS
Long-term debt	$—	$—	$—	$—
Capital lease obligations	—	—	—	—
Operating leases	1,243	315	928	—
Purchase obligations	—	—	—	—

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

Other factors which may affect quarterly results include:

•	the availability and pricing of competing products and the resulting effects on sales;

•	the effectiveness of expense and cost control efforts;

•	the ability to develop and deliver software products to market in a timely manner;

•	the rate at which present and future customers adopt our new products and services in our target markets;

•	the effects of new and emerging technologies;

•	the ability to retain and hire key executives, management, technical personnel and other employees that are needed to implement business and product plans;

•	the level of orders received that can be shipped in a fiscal quarter.

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

Interest Rate Risk

We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. This risk is managed by investing in short term instruments of high quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.

Credit Risk

We are currently exposed to credit risk on credit extended to customers, which are mostly small-to-medium-size retailers. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been small and within our expectations.

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

CAM COMMERCE SOLUTIONS, INC.

PART II . OTHER INFORMATION

Item 1	Legal Proceedings

     None

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3	Defaults upon Senior Securities

     None

Item 4	Submission of Matters to a Vote of Security Holders

     None

Item 5	Other Information

     None

Item 6	Exhibits

3(a)	Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 – SEC File No. 000-16569).

3(b)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b)	Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996 – SEC File No. 000-16569).

10(c)	Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996 – SEC File No. 000-16569).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000 – SEC File No. 000-16569).

10(f)	Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001 – SEC File No. 000-16569).

CAM COMMERCE SOLUTIONS, INC.

PART II — OTHER INFORMATION

10(g)	Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004 – SEC File No. 000-16569)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004 – SEC File No. 000-16569)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)
Date: May 13, 2005	By /s/ Geoffrey D. Knapp
Geoffrey D. Knapp
Chief Executive Officer

Date: May 13, 2005	By /s/ Paul Caceres Jr.
Paul Caceres Jr.
Chief Financial and Accounting Officer

EXHIBIT INDEX

3(a)	Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989 — SEC File No. 000-16569).

3(b)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b)	Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996 — SEC File No. 000-16569).

10(c)	Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996 — SEC File No. 000-16569).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000 — SEC File No. 000-16569).

10(f)	Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001 — SEC File No. 000-16569).

10(g)	Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004 - SEC File No. 000-16569)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004 — SEC File No. 000-16569)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act