Form 10-Q
period 2005-06-30
CAM COMMERCE SOLUTIONS INC
filed 2005-08-12
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☐ No ☑
As of July 28, 2005, there were 3,834,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	JUNE 30, 2005	SEPTEMBER 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,272	$16,591
Marketable available-for-sale securities	3,669	1,109
Accounts receivable, net	1,942	1,919
Inventories	362	361
Deferred income taxes	1,288	1,629
Other current assets	115	137

Total current assets	23,648	21,746

Deferred income taxes	880	780
Property and equipment, net	636	639
Intangible assets, net	506	679
Other assets	56	80

Total assets	$25,726	$23,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462	$550
Accrued compensation and related expenses	1,051	1,093
Deferred service revenue and customer deposits	1,812	1,628
Other accrued liabilities	335	357

Total current liabilities	3,660	3,628
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 3,834,000 shares issued and outstanding at June 30, 2005 and 3,754,000 at September 30, 2004	4	4
Capital in excess of par value	20,054	19,328
Accumulated other comprehensive income (loss)	(9)	2
Retained earnings	2,017	962

Total stockholders’ equity	22,066	20,296

Total liabilities and stockholders’ equity	$25,726	$23,924

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
REVENUES
Net hardware, software and installation revenues	$3,140	$3,812
Net service revenues	1,307	1,374
Net payment processing revenues	1,824	1,086

Total net revenues	6,271	6,272
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	1,581	1,899
Cost of service revenues	548	503
Cost of payment processing revenues	81	51

Total cost of revenues	2,210	2,453
Selling, general and administrative expenses	2,978	2,743
Research and development expenses	382	387
Interest income	(143)	(87)

Total costs and expenses	5,427	5,496

Income before provisions for income taxes	844	776
Provisions for income taxes	341	55

Net income	$503	$721

Basic net income per share	$0.13	$0.20

Diluted net income per share	$0.13	$0.17

Shares used in computing basic net income per share	3,830	3,634

Shares used in computing diluted net income per share	3,982	4,124
Related party payments to Geoff Knapp, officer and director of CAM Commerce, for building rent in the amount of $39 have been included in Selling, General, and Administrative expenses above.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
REVENUES
Net hardware, software and installation revenues	$9,715	$10,632
Net service revenues	4,034	4,136
Net payment processing revenues	4,574	2,604

Total net revenues	18,323	17,372
COSTS AND EXPENSES
Cost of hardware, software and installation revenues	4,995	5,228
Cost of service revenues	1,599	1,521
Cost of payment processing revenues	330	134

Total cost of revenues	6,924	6,883
Selling, general and administrative expenses	8,850	7,911
Research and development expenses	1,159	1,136
Interest income	(379)	(250)

Total costs and expenses	16,554	15,680

Income before provisions for income taxes	1,769	1,692
Provisions for income taxes	714	121

Net income	$1,055	$1,571

Basic net income per share	$0.28	$0.45

Diluted net income per share	$0.26	$0.41

Shares used in computing basic net income per share	3,810	3,467

Shares used in computing diluted net income per share	4,020	3,850
Related party payments to Geoff Knapp, officer and director of CAM Commerce, for building rent in the amount of $118 have been included in Selling, General, and Administrative expenses above.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Operating activities:
Net income	$1,055	$1,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	663	653
Loss on disposal of property, plant and equipment	—	2
Provision for doubtful accounts	98	78
Change in deferred income taxes	241	—
Income tax deduction from exercise of stock options	431	—
Changes in operating assets and liabilities:
Accounts receivable	(121)	(538)
Inventories	(1)	(28)
Other assets	46	(23)
Accounts payable	(88)	(6)
Accrued compensation and related expenses	(42)	285
Deferred service revenue and customer deposits	184	132
Other accrued liabilities	(22)	87

Cash provided by operating activities	2,444	2,213
Cash flows from investing activities:
Purchase of property and equipment	(271)	(135)
Capitalized software development costs	(216)	(214)
Purchase of marketable securities	(2,564)	(500)
Change in marketable securities	(7)	—
Proceeds from maturity of marketable securities	—	1,517

Cash provided by (used in) investing activities	(3,058)	668
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	295	2,321

Cash provided by financing activities	295	2,321

Net increase (decrease) in cash and cash equivalents	(319)	5,202
Cash and cash equivalents at beginning of period	16,591	10,889

Cash and cash equivalents at end of period	$16,272	$16,091

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three and nine months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at June 30, 2005 and September 30, 2004 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The gross unrealized gains (losses) on securities available-for-sale at June 30, 2005 and September 30, 2004 were $(16) and $2, respectively. There were no realized gains (losses) for the three and nine months ended June 30, 2005 and 2004.
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
Management evaluates accounts receivables that are 30 days past due the payment terms on a regular basis to charge off any accounts deemed uncollectible at the time. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments.
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
JUNE 30, 2005
(In thousands, except per share data)
Inventories
Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value. Inventories are composed of finished goods, which include electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.
Comprehensive Income
The following table presents the calculation of comprehensive income:

	THREE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Net income	$503	$721
Unrealized gain (loss) on marketable securities available for sale, net of tax	13	(4)

Comprehensive income	$516	$717

	NINE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Net income	$1,055	$1,571
Unrealized loss on marketable securities available for sale, net of tax	(11)	(23)

Comprehensive income	$1,044	$1,548

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
JUNE 30, 2005
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
Prior to June 30, 2004, payment processing revenues were recognized on a cash basis due to the lack of historical information available to make a reliable estimate. In the quarter ended June 30, 2004, the Company made a change in accounting estimate for recognizing payment processing revenues as a result of the Company’s ability to better estimate the revenues based on the accumulation of sufficient historical information required to analyze trends and formulate a reasonable estimate. The impact of this change resulted in additional revenues of $170 and additional net income of $126 (or $0.03 per share) for the three and nine months ended June 30, 2004, related to a change in the accounting estimate for payment processing revenues during the quarter ended June 30, 2004. Revenues and net income, excluding the change in estimate, for the three months ended June 30, 2004 were $6,102 and $595 (or $0.14 per share), respectively. Revenues and net income, excluding the effect of the change in estimate, for the nine months ended June 30, 2004 were $17,202 and $1,445 (or $0.38 per share), respectively. Figures excluding the effect of the change in estimate represent non-GAAP financial measures. The differences in the two measures are reconciled in the table below.

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2004
	(Unaudited)	(Unaudited)
Revenues	$6,272	$17,372
Effect of change in accounting estimate	(170)	(170)

Revenues without change in accounting estimate	$6,102	$17,202

Net income	$721	$1,571
Effect of change in accounting estimate	(126)	(126)

Net income without change in accounting estimate	$595	$1,445

Diluted net income per share	$0.17	$0.41
Diluted net income per share without change in accounting estimate	$0.14	$0.38
Shares used in computing diluted net income per share	4,124	3,850

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
(In thousands, except per share data)
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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
(In thousands, except per share data)
Shipping and Handling
Shipping and handling fees and costs are included in the statement of operations under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. Options and warrants outstanding for the three and nine months ended June 30, 2005 and 2004, which were excluded from the diluted net income per share computation because their effect is anti-dilutive, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004	JUNE 30, 2005	JUNE 30, 2004
Options	114	—	—	94
Warrants	—	175	—	175
The computations of basic and diluted net income per share for the three and nine month periods ended June 30, 2005 and 2004 are as follows:

	THREE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Numerator:
Net income for basic and diluted net income per share	$503	$721

Denominator:
Weighted-average shares outstanding	3,830	3,634

Denominator for basic net income per share:
Weighted-average shares	3,830	3,634
Effect of dilutive securities:
Stock options & warrants	152	490

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	3,982	4,124

Basic net income per share	$0.13	$0.20

Diluted net income per share	$0.13	$0.17

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Numerator:
Net income for basic and diluted net income per share	$1,055	$1,571

Denominator:
Weighted-average shares outstanding	3,810	3,467

Denominator for basic net income per share:
Weighted-average shares	3,810	3,467
Effect of dilutive securities:
Stock options & warrants	210	383

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,020	3,850

Basic net income per share	$0.28	$0.45

Diluted net income per share	$0.26	$0.41

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

	THREE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Net income, as reported	$503	$721
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(136)	(170)

Net income, as adjusted	$367	$551

Basic income per share:
As reported	$0.13	$0.20
Pro forma	$0.10	$0.15
Diluted income per share:
As reported	$0.13	$0.17
Pro forma	$0.09	$0.13

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005
(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Net income, as reported	$1,055	$1,571
Deduct: total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(219)	(264)

Net income, as adjusted	$836	$1,307

Basic income per share:
As reported	$0.28	$0.45
Pro forma	$0.22	$0.38
Diluted income per share:
As reported	$0.26	$0.41
Pro forma	$0.21	$0.34

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended June 30, 2005 as Compared to Three Months Ended June 30, 2004
Nine Months Ended June 30, 2005 as Compared to Nine Months Ended June 30, 2004
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
Prior to June 30, 2004, payment processing revenues were recognized on a cash basis due to the lack of historical information available to make a reliable estimate. In the quarter ended June 30, 2004, we made a change in accounting estimate for recognizing payment processing revenues as a result of our ability to better estimate the revenues based on the accumulation of sufficient historical information required to analyze trends and formulate a reasonable estimate. The impact of this change resulted in additional revenues of $170 and additional net income of $126 (or $0.03 per share) for the three and nine months ended June 30, 2004, related to a change in the accounting estimate for payment processing revenues during the quarter ended June 30, 2004. Revenues and net income, excluding the change in estimate, for the three months ended June 30, 2004 were $6,102 and $595 (or $0.14 per fully diluted share), respectively. Revenues and net income, excluding the effect of the change in estimate, for the nine months ended June 30, 2004 were $17,202 and $1,445 (or $0.38 per fully diluted share), respectively. Figures excluding the effect of the change in estimate represent non-GAAP financial measures. The differences in the two measures are reconciled in the table below.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

	THREE MONTHS ENDED	NINE MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2004
	(Unaudited)	(Unaudited)
Revenues	$6,272	$17,372
Effect of change in accounting estimate	(170)	(170)

Revenues without change in accounting estimate	$6,102	$17,202

Net income	$721	$1,571
Effect of change in accounting estimate	(126)	(126)

Net income without change in accounting estimate	$595	$1,445

Diluted net income per share	$0.17	$0.41
Diluted net income per share without change in accounting estimate	$0.14	$0.38
Shares used in computing diluted net income per share	4,124	3,850
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

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
RESULTS OF OPERATIONS
The following tables summarize the fluctuation analysis of results of our operations for the three and nine months ended June 30, 2005 versus the three and nine months ended June 30, 2004.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

	Three months ended June 30,		Variance
	2005	2004	Amount	%

Net hardware, software and installation revenues	$3,140	$3,812	($672)	(18%)
Net service revenues	1,307	1,374	(67)	(5%)
Net payment processing revenues	1,824	1,086	738	68%

Total net revenues	6,271	6,272	(1)	—
Cost of hardware, software and installation revenues	1,581	1,899	(318)	(17%)
Cost of service revenues	548	503	45	9%
Cost of payment processing revenues	81	51	30	59%

Total cost of revenues	2,210	2,453	(243)	(10%)
Selling, general and administrative expenses	2,978	2,743	235	9%
Research and development expenses	382	387	(5)	(1%)
Interest income	(143)	(87)	56	64%

Total costs and expenses	5,427	5,496	(69)	(1%)

Income before provision for income taxes	844	776	68	9%
Provision for income taxes	341	55	286	520%

Net income	$503	$721	(218)	(30%)

Gross profit on hardware, software and installation revenues	$1,559	$1,913	(354)	(19%)
Gross profit on service revenues	759	871	(112)	(13%)
Gross profit on payment processing revenues	1,743	1,035	708	68%

Total gross profit	$4,061	$3,819	242	6%

Gross margin on hardware, software and installation revenues	50%	50%
Gross margin on service revenues	58%	63%
Gross margin on payment processing revenues	96%	95%
Gross margin on total net revenues	65%	61%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except in reference to the number of X-Charge accounts)
Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

	Nine months ended June 30,		Variance
	2005	2004	Amount	%

Net hardware, software and installation revenues	$9,715	$10,632	($917)	(9%)
Net service revenues	4,034	4,136	(102)	(2%)
Net payment processing revenues	4,574	2,604	1,970	76%

Total net revenues	18,323	17,372	951	5%
Cost of hardware, software and installation revenues	4,995	5,228	(233)	(4%)
Cost of service revenues	1,599	1,521	78	5%
Cost of payment processing revenues	330	134	196	146%

Total cost of revenues	6,924	6,883	41	1%
Selling, general and administrative expenses	8,850	7,911	939	12%
Research and development expenses	1,159	1,136	23	2%
Interest income	(379)	(250)	129	52%

Total costs and expenses	16,554	15,680	874	6%

Income before provision for income taxes	1,769	1,692	77	5%
Provision for income taxes	714	121	593	490%

Net income	$1,055	$1,571	(516)	(33%)

Gross profit on hardware, software and installation revenues	$4,720	$5,404	(684)	(13%)
Gross profit on service revenues	2,435	2,615	(180)	7%
Gross profit on payment processing revenues	4,244	2,470	1,774	72%

Total gross profit	$11,399	$10,489	910	9%

Gross margin on hardware, software and installation revenues	49%	51%
Gross margin on service revenues	60%	63%
Gross margin on payment processing revenues	93%	95%
Gross margin on total net revenues	62%	60%
Significant Trends
We continued to have strong growth in X-Charge payment processing revenues. For the three months ended June 30, 2005, payment processing revenues increased 68% over the same period of prior year. The number of accounts processing with X-Charge continued to grow with more new accounts installed. We had a record quarter with approximately 834 new processing accounts installed during the quarter. As of June 30, 2005, we had over 4,500 active processing accounts, which is an increase of approximately 2,000 accounts from the prior year. For the quarter ended June 30, 2005, we had a new record for pre-tax income margin of 13% as a result of the increase in X-Charge payment processing revenues.
System revenues as a percentage of the total revenues are declining, as compared to prior year. System sales are still very unpredictable but it appears some of the changes we have made in sales and marketing

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
are working as evidenced by the higher order levels generated towards the end of the quarter, although some of this is to be expected based on seasonality. Service revenues as a percentage of the total revenues dropped slightly, in comparison to last year.
Revenues
We derive revenues from system sales, consisting of computer hardware, licensing of computer software, installation and training, post contract customer support service, and payment processing service (X-Charge). Net revenues, consisting of system revenues, service revenues and payment processing revenues, for the three months ended June 30, 2005 and 2004 were flat at $6.3 million. System revenues for the quarter ended June 30, 2005 decreased 18%, compared to the same period in fiscal 2004, due to lower new system sales as a result of small retailers being more cautious on capital expenditure spending. Service revenues for the three months ended June 30, 2005 decreased 5% primarily due to a cancellation of a high dollar contract for a CAM customer. Payment processing revenues for the three months ended June 30, 2005 increased 68% due to a higher number of accounts processing with X-Charge over the prior year.
Net revenues for the nine months ended June 30, 2005 increased 5% to $18,323, consisting of a 9% decrease in system revenues, a 2% decrease in service revenues, and a 76% increase in payment processing revenues, compared to the same period in fiscal 2004. Upgrade and new system sales decreased in the nine month period ended June 30, 2005. Service revenues for the nine months ended June 30, 2005 decreased slightly, compared to the same period of last year, due to a loss of a high dollar support contract. Payment processing revenues for the nine months ended June 30, 2005 increased over the same period of last year due to more accounts processing with X-Charge.
Gross Margin
Gross margin for the three months ended June 30, 2005 increased to 65%, compared to 61% for the three months ended June 30, 2004. Gross margin on system revenues for the three months ended June 30, 2005 and 2004 were flat at 50%. Gross margin on service revenues for the quarter ended June 30, 2005 decreased to 58%, compared to 63% for the three month period ended June 30, 2004. Gross margin on payment processing revenues for the three months ended June 30, 2005 was relatively flat at 96%, compared to 95% for the three months ended June 30, 2004.
Gross margin for the nine month period ended June 30, 2005 slightly increased to 62%, compared to 60% for the same period of last year. Gross margin on system revenues for the nine months ended June 30, 2005 decreased to 49%, compared to 51% for the nine months ended June 30, 2004. Gross margin on service revenues decreased to 60%, compared to 63% for the same period of fiscal 2004. Gross margin on payment processing revenues for the nine months ended June 30, 2005 declined to 93%, compared to 95% for the nine months ended June 30, 2004.
The decline in the gross margin on system revenues for the nine month period ended June 30, 2005 was due to a decrease in software sales related to the decline in new system sales. Software sales generated from new system sales provide a higher margin. The decrease in gross margin on service revenues for the three and nine months ended June 30, 2005 was related to the decline in service revenues and increase in payroll costs for support technicians. The gross margin on payment processing revenues for the nine months ended June 30, 2005 declined as a result of higher payroll costs, related to the increase in personnel needed to support the growth in the customer base processing with X-Charge.
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses expressed as a percentage of net revenues was 47% and 48% for the three and nine months ended June 30, 2005,

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
respectively, compared to 44% and 46% for the same periods of fiscal 2004. Selling, general and administrative expenses increased 9% and 12% for the three and nine months ended June 30, 2005, respectively, compared to the same periods ended June 30, 2004. This increase was primarily due to the increase in sales commissions expense related to higher payment processing revenues and higher payroll costs related to an increase in administrative and sales personnel needed for X-Charge business growth.
Research and Development Expenses
Research and development expenses expressed as a percentage of revenues for the three and nine months ended June 30, 2005 was 6%, compared to 6% and 7% for each of the three and nine month periods ended June 30, 2004, respectively. Research and development expenses were relatively flat for the three months ended June 30, 2005 and 2004. Research and development expenses for the nine month period ended June 30, 2005 increase 2% over the same period of last year due to higher payroll costs. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes for the three months and nine months ended June 30, 2005 was $341 and $714, respectively, compared to $55 and $121 for the three and nine months ended June 30, 2004. For the three and nine month periods of fiscal 2005, provision was made for both state and federal income taxes based on 40% effective tax rate. No provision for federal income taxes was recorded for the three and nine months ended June 30, 2004 due to the utilization of net operating loss carryforwards. We expect to continue to incur provision for federal and state income taxes for the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents plus marketable securities totaled $19,941 on June 30, 2005 compared to $17,700 on September 30, 2004. The increase resulted from cash provided from operating activities and proceeds received from the exercise of stock options. We generated $2,444 from operations, expended $487 for fixed assets and capitalized software development, used $2,564 for marketable securities investment, and received $295 from the proceeds of stock options exercised during the nine months ended June 30, 2005, compared to $2,213 generated from operations, $349 used for fixed assets and capitalized software development, used $500 for marketable securities purchase and received $1,517 from maturity of bond investments and $2,321 from the proceeds of stock options and warrants exercised during the nine months ended June 30, 2004.
At June 30, 2005 cash and cash equivalents plus marketable securities made up 84% of our total current assets. Our current ratio at June 30, 2005 was 6.5. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
Inflation has had no significant impact on our operations.
Contracts and Commitments
On May 26, 2005, we signed a letter agreement with our landlord, Pelican Center Limited Partnership, extending for three years the term of the lease of our corporate headquarters located at 17075 Newhope Street, Fountain Valley, California. The new expiration date of the lease is March 6, 2010. All other terms and provisions of the lease originally entered into on December 12, 2000, including rent and the annual adjustment thereof as provided in the lease, shall remain in full force and effect.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
During the nine month period ended June 30, 2005, there were no material changes outside of our ordinary business in our long term debt, capital leases, operating leases, purchase obligations, or other long term obligations reflected on our balance sheet at June 30, 2005.
The following table summarizes payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the remaining periods of the current fiscal year and future fiscal years.

PAYMENTS DUE BY PERIOD
		LESS THAN		MORE THAN 4
	TOTAL	1 YEAR	1-3 YEARS	YEARS
Long-term debt	$—	$—	$—	$—

Capital lease obligations	$—	$—	$—	$—

Operating leases	$2,323	$153	$1,536	$634

Purchase obligations	$—	$—	$—	$—
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
Other factors which may affect quarterly results include:
—	the availability and pricing of competing products and the resulting effects on sales;

—	the effectiveness of expense and cost control efforts;

—	the ability to develop and deliver software products to market in a timely manner;

—	the rate at which present and future customers adopt our new products and services in our target markets;

—	the effects of new and emerging technologies;

—	the ability to retain and hire key executives, management, technical personnel and other employees that are needed to implement business and product plans;

—	the level of orders received that can be shipped in a fiscal quarter.
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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
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
PART II . OTHER INFORMATION
Item 1 Legal Proceedings
     None
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 Defaults upon Senior Securities
     None
Item 4 Submission of Matters to a Vote of Security Holders
On May 25, 2005, the Company held its annual meeting of shareholders. The shares voted represented 93% of the outstanding shares. The following items were voted upon at the annual meeting:
1. The four nominees for directors were elected based upon the following votes:

	VOTES
	For	Withheld
Geoffrey D. Knapp	3,111,872	459,824
Walter Straub	3,465,009	106,687
David Frosh	3,079,122	492,574
Donald Clark	3,420,909	150,787
2. The ratification of the appointment of McGladrey & Pullen, LLP as the independent auditors of the Company received the following votes.

VOTES
For	Against	Abstain
3,503,026	67,950	720
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

CAM COMMERCE SOLUTIONS, INC.
PART II — OTHER INFORMATION
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
10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004 – SEC File No. 000-16569)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004 – SEC File No. 000-16569)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005
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
CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: August 12, 2005	By	/s/ Geoffrey D. Knapp

Geoffrey D. Knapp
Chief Executive Officer

Date: August 12, 2005	By	/s/ Paul Caceres Jr.

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
10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004 - SEC File No. 000-16569)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004 — SEC File No. 000-16569)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005
31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act