Form 10-K
period 2005-09-30
CAM COMMERCE SOLUTIONS INC
filed 2005-12-15
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title of each class

Common Stock $.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Act. ☐ Yes ☑ No
The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2005 was approximately $52,620,000.
As of December 2, 2005, there were 3,847,530 outstanding shares of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE

Part II	Annual Report to Stockholders for fiscal year ended September 30, 2005

PART I
Cautionary Statement
All statements included or incorporated by reference in this Report on Form 10-K, other than statements of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be subject to the safe harbor provisions of such act. Examples of forward-looking statements include, but are not limited to, future competition and market conditions, new products, new system sales, statements concerning projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new rules on accounting, the future effectiveness of our expense and cost control and reduction efforts, the future market acceptance and performance of our products, implications of our lengthy sales cycle, and our future capital requirements. These forward-looking statements are based on our current expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward—looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” and similar expressions, as well as variations or negatives of these words. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this Report and are based upon the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward—looking statements as a result of various factors, some of which are set forth in “Risk Factors,” below. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.
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
The Systems
We offer the following turnkey systems:
(1)	CAM32 — designed for hard goods retailers whose inventory is re-orderable in nature.

(2)	Profit$ — designed for apparel and shoe retailers whose inventory is seasonable in nature, and color and size oriented.

(3)	Retail STAR — a Windows-based system designed to incorporate multiple functions of both the CAM and Profit$ systems.

(4)	Retail ICE — single-user derivative of Retail STAR.

(5)	MicroBiz — a Windows-based system designed for single-store, hard goods retailers that are generally smaller in size than customers that utilize the CAM32 system.

Our systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by day and/or month. In addition, our systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (last cost, average cost and retail) and other reports. The systems can also provide integrated or interfaced accounting functions including accounts receivable, accounts payable, and general ledger. Our systems integrate Intel-based personal computers, computer point of sale stations, hand-held and table top barcode laser scanners, computer workstations, laser printers, and our software. Each system is configured to meet the customer’s particular needs and, as a result, the components included in each system, including the personal computer, printer, point of sale station and our software, depend on the needs, the size and the industry type of the customer.
The CAM32 system, Profit$ system, Retail STAR system, and Microbiz system are derived from software originally designed by Retail Solutions, Inc., MicroStrategies, Inc., Teamsoft, Inc. and MicroBiz Inc., respectively. We acquired these systems from these companies and continue to make modifications and enhancements to them.
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
X-Charge itself is a software program we developed and continue to enhance, which allows our customers to integrate their payment processing with their point of sale system. This integration means they would no longer need the stand alone credit card terminals. When one of our retailers who is using X-Charge rings up a sale at the cash register and selects to take payment with a credit card, the X-Charge software takes over automatically. It asks the operator to swipe the card on the cash register and then handles the approval, printing of the customer receipt on the cash register and all settlement functions and reporting after the fact. Thus the sale takes place for the customer and the retailer in one transaction rather than the two transactions it would take to separately ring up the credit card on a stand alone credit card terminal in addition to ringing the sale on the cash register. Transactions are faster and more efficient with X-Charge.
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
Marketing
Direct Sales
We market our systems and services primarily through our direct sales force consisting of 42 salespersons and sales associates, all of whom work exclusively for us. Our marketing efforts extend nationwide with offices in the states of California, Nevada, Washington, Georgia, Florida, Missouri, Massachusetts, Texas and New Jersey. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by us to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, we are generally able to ship and install an entire system within four to six weeks. We are paid directly by the customer or by third-party leasing companies. Compensation for salespeople is based on a percentage of contract prices for each system sold.

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
Backlog
We purchase component hardware for our systems based upon system purchase orders and our forecast of demand for our products. Orders from customers are usually shipped by us pursuant to an agreed upon schedule. Orders, however, may be canceled or rescheduled by the customer with a minimal penalty. For this reason, we believe such backlog information is not indicative of our future sales or business trends and is subject to fluctuation. As of November 30, 2005, backlog was approximately $348,000, as compared to $1,019,000 on November 30, 2004. This backlog is based upon purchase orders placed with us which we believe are firm orders that will be filled during the fiscal year 2006.
Competition
The industry in which we operate is highly competitive. We compete with suppliers dedicated to servicing just one type of business and software suppliers that provide functions similar to our software to a variety of types of businesses. Most competitors sell their products through independent dealers on a regional and national basis. We sell on a direct sales basis.
We consider our systems to have greater capabilities for the small and medium size retailers than suppliers of other systems. We believe that we offer unique software features including i.STAR (fully integrated Web store), gift card processing, and integrated accounting software. Included among such capabilities are ongoing software enhancements and a service organization in place to support the customer after the initial sale. We compete on the basis of product features, customer support, and our direct sales force against competitors that typically compete on the basis of lower pricing.
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
Intuit and Microsoft both offer competing point of sale software products. These products were either acquired or licensed from existing competitors in our marketplace. We have successfully competed against these products in the past. We believe our software products with their strong feature set will allow us to continue to compete successfully against Intuit and Microsoft’s products, but there is no assurance of this because of the significant financial resources available to Intuit and Microsoft and their ability to market and modify their products.

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
Seasonality
We experience a decline in demand for new systems from late November through early January because many retailers are reluctant to purchase and implement a point-of-sale system during their busy season. To counteract this problem, we have built a base of recurring revenue from existing customers primarily through our X-Charge payment processing service. The revenue from this service increases during the retailers’ busy season because of the increase in credit card sales.
Software Development
We develop our software using a modular approach, which allows a programmer to incorporate, replace or delete parts of an existing computer software program into a new program without affecting the operation of the remaining parts of the program. The incorporation of existing software, which has already been fully tested, into new product designs reduces the time and expense that we would otherwise incur in developing and enhancing our products.
We spent approximately $1,837,000, $1,787,000, and $1,949,000 on software development, including amounts capitalized during the years ended September 30, 2005, 2004, and 2003, respectively. We anticipate we will continue to incur software development costs in connection with enhancements and improvements of our software and the development of new products. These activities may require an increase in our programming and technical staff.
Employees
As of September 30, 2005, we had 180 full time employees, including 17 employed in finance, administration and executive officers, 23 in programming and quality assurance, 49 in sales and marketing, 20 in training and installation, 60 in technical support and customer service, and 11 in operations.
None of our employees are represented by a labor union and we believe that we enjoy harmonious relationships with our employees.
Environmental Regulations
There has been no material effect on us from compliance with environmental regulations.
ITEM 1A. RISK FACTORS
Before deciding to buy, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the Securities and Exchange Commission, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are what we consider our most significant risks, but they are not the only ones we face. Additional risks and uncertainties not presently known or that are currently deemed immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, they could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We face intense competition in the retail point of sale industry which could reduce our market share.
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
Our original core business of computer system sales is in decline.
The sales of turnkey computer systems for the retail market declined by approximately 10% this last fiscal year. This decline is due to market factors outside of our control and may continue. We do not foresee a turn around in the near future. In response to this decline, we have shifted our business emphasis to the processing of credit card payments and other similar transactions.
The growth in our X-Charge payment processing business is primarily the result of adding new customers.
The revenue from our payment processing services grew by approximately 78% from fiscal 2004 to fiscal 2005 and accounted for approximately 26% of all revenue in fiscal 2005. This growth was due primarily to adding new customers, rather than increases in revenue from existing customers. We may not be able to continue to add new customers at the same rate in the future, in which case, our revenue growth may slow down substantially.
We may face patent or proprietary rights litigation in the future.
Although we believe that our products do not infringe on any third party’s patents, we may become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and we may not have the necessary financial or management resources to defend or prosecute our rights in connection with any litigation.
Other factors which may affect operating results include:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease approximately 26,000 square feet of space in Fountain Valley, California. On May 26, 2005, we signed a letter agreement with our landlord extending the term of the lease from five years to eight years, expiring March 31, 2010. This facility houses our corporate headquarters, which includes executive and administrative offices, service and support staff, system integration, and inventory warehouse.
In addition, we also lease the following properties: (i) approximately 11,000 square feet of office space in Henderson, Nevada, which we lease from our Chief Executive Officer and house our research and development team, and the inside sales and X-Charge group on a ten-year lease that expires May 31, 2007; (ii) approximately 1,900 square feet of office space in Upper Saddle River, New Jersey for the MicroBiz Division on a three-year lease that expires August 31, 2007; and (iii) various immaterial leases for sales offices throughout the country.
ITEM 3. LEGAL PROCEEDINGS
Other than ordinary routine litigation that is incidental to our business and which we are involved in or threatened with from time to time, there are no material pending legal proceedings to which we are a party or to which any of our properties are subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
Pursuant to General Instruction G (2), Items 5, 6, 7, and 8 have been omitted since the required information is contained in our 2005 Annual Report to Stockholders pursuant to Rule 14a-3(b), which is filed as an exhibit and incorporated herein by reference below.

FORM 10-K	ANNUAL REPORT TO STOCKHOLDERS

ITEM 5: MARKET FOR REGISTRANT’S	PAGE 25: STOCK AND DIVIDEND DATA
COMMON EQUITY, RELATED
STOCKHOLDER’S MATTERS, AND ISSUER	PAGES 22-23: STOCK OPTIONS
PURCHASES OF EQUITY SECURITIES

ITEM 6: SELECTED FINANCIAL DATA	PAGE 25-26: SELECTED FINANCIAL DATA
SEE NOTE (A) BELOW

ITEM 7: MANAGEMENT’S DISCUSSION AND	PAGES 4-11: MANAGEMENT’S DISCUSSION
ANALYSIS OF FINANCIAL CONDITION AND	AND ANALYSIS OF FINANCIAL CONDITION
RESULTS OF OPERATIONS	AND RESULTS OF OPERATIONS

ITEM 8: FINANCIAL STATEMENTS AND	SEE NOTE (B) BELOW
SUPPLEMENTARY DATA
Note (A) The selected financial data incorporated herein by reference to our 2005 Annual Report to Stockholders as of September 30, 2005 and 2004 and for each of the years in the three-year period ended September 30, 2005, have been derived from our audited financial statements included elsewhere in this report by reference. The selected financial data as of September 30, 2003 and for the years ended September 30, 2002 and 2001 have been derived from our audited financial statements not included herein. The data is qualified in its entirety by reference to, and should be read in conjunction with, our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report by reference.
Note (B) Information for Item 8 is included in our financial statements as of September 30, 2005 and 2004, and for each of the years in the three-year period ended September 30, 2005, and our unaudited quarterly financial data for the two years ended September 30, 2005 and 2004, on pages 16 through 23 and pages 25 through 26, respectively, of our 2005 Annual Report to Stockholders which is hereby incorporated by reference. The report of the independent auditors is included on page 24 of the Annual Report to Stockholders.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At September 30, 2005 and 2004, our cash and cash equivalents were approximately $15,763,000 and $16,591,000, respectively. At September 30, 2005 and 2004, we also held $5,300,000 and $1,109,000, respectively, of marketable available-for-sale securities consisting of debt instruments and certificate of deposits that bear interest rate risk. We place substantially all of our interest bearing investments with major financial and corporate institutions to limit risk. A 10% decline in interest rate yields would have resulted in a decrease in interest income of approximately $56,000 and $36,000 for the years ended September 30, 2005 and 2004, respectively.
Equity Price Risk
We do not invest in available-for-sale equity securities, and, therefore, are not subject to significant equity price risk.
Foreign Exchange Rate Risk
We do not operate internationally and, therefore, are not subject to market risk from changes in foreign exchange rates.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On January 6, 2005, we notified Ernst & Young LLP (“E&Y”) of our decision to dismiss them as our independent auditors. During our two most recent fiscal years and the subsequent interim period preceding E&Y’s dismissal, (i) there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the matter in its report, and (ii) there were no “reportable events” as such term is described in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management necessarily applied its judgment in evaluating the cost-benefit relationship of such controls and procedures.
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Our executive officers and directors and their ages are as follows:

Name	Age	Position with the Company
Geoffrey D. Knapp	47	Chief Executive Officer, Director, Chairman of the Board, and Secretary

Paul Caceres	45	Chief Financial Officer and Chief Accounting Officer

Walter W. Straub	62	Director

David A. Frosh	47	Director

Donald A. Clark	55	Director
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
Walter W. Straub has been a Director of the Company since May 1989. From 1984 to 2004, he served as the President, Chief Executive and Director of Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub is a Director of SafeNet, Inc., a public company that merged with Rainbow Technologies, Inc. in 2004. Mr. Straub received a bachelor’s degree in electrical engineering and a master’s degree in finance from Drexel University. In May 1993, Mr. Straub was elected to the Board of Trustees of Drexel University. Mr. Straub serves on the Concordia University President’s Advisory Council.
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
Family Relationships
There are no family relationships by or between any of our directors and officers.
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
Stockholder Nominees
There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since our last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information concerning compensation paid by us for services rendered to us during fiscal year ended September 30, 2005, and the prior two fiscal years, to our Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000 (each a “Named Executive Officer”):

SUMMARY COMPENSATION TABLE
					Long-Term
					Compensation
					Awards
Annual Compensation					Securities
Name and Principal	Fiscal		(1)	Other Annual	Underlying Options/	All Other
Position	Year	Salary	Bonus	Compensation	SARs (#)	Compensation
Geoffrey Knapp	2005	$305,000	$94,000		0	$0
Chairman of the	2004	$270,000	$62,000	—	0	$0
Board and CEO	2003	$252,000	$0	—	0	$0

Paul Caceres	2005	$193,000	$59,000	—	0	$0
CFO and CAO	2004	$167,000	$39,000	—	0	$0
	2003	$155,000	$0	—	5,000	$0

(1)	Bonuses paid to the Named Executive Officers are pursuant to annual incentive compensation programs established each year for selected employees, including executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales and individual efforts were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Company and the individual achieved or exceeded the performance goals. No bonuses were paid in fiscal year 2003 because the net income goals were not met.
Stock Options Granted and Exercised During 2005
There were no stock options granted to executive officers during the fiscal year covered by this report.
The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES
			Number of Securities	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money Options at
	Acquired on	Value (1)	Options at Sept. 30, 2005	Sept. 30, 2005
Name	Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Geoff Knapp	—	—	70,000/0	$899,000/$0
Paul Caceres	—	—	43,000/2,000	$572,000/$30,000

(1)	Market value of the underlying securities at the exercise date minus the exercise price of the options.
Compensation of Directors
During the fiscal year ended September 30, 2005, our non-employee directors were each granted options to purchase 7,500 shares of common stock at an exercise price of $15.21 per share, which represents fair market value on the date of grant. The non-employee directors are Walter Straub, David Frosh, and Donald Clark. These directors were also reimbursed for their expenses in attending meetings of the Board of Directors.
Employment agreements
In 1996, we entered into employment agreements with Geoffrey D. Knapp, Chief Executive Officer, and Paul Caceres, Chief Financial Officer. The agreements call for the officers to serve in their respective executive positions for 12 month terms and renew automatically on an annual basis. The agreements terms currently include a minimum annual base salary of $302,000 for Mr. Knapp and $191,000 for Mr. Caceres. The agreements also include a provision for annual bonuses to be paid based on achieving annual performance goals.

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
A “Change of Control” shall be deemed to have occurred if: (i) a third person, including a “group” as defined in Article 13(d)(3) of the Securities Exchange Act of 1934, becomes the beneficial owner of shares of the Corporation (a) having 30% or more of the total number of votes that may be cast for the election of directors of the Corporation in 1996; and (b) having 30% or more of the total number of votes that may be cast for the election of directors of the Corporation in 1997 and thereafter; or (ii) as the result of, or in connection with, any cash tender or exchange offer, merger of other business combination, sale of assets or contested election, or any combination of the foregoing transactions (a “Transaction”), the persons who were directors of the Corporation before the Transaction shall cease to constitute a majority of the Board of Directors (the “Board”) of the Corporation or any successor to the Corporation.
REPORT OF COMPENSATION COMMITTEE
TO: THE BOARD OF DIRECTORS
As members of the Compensation Committee, it is our duty to review and recommend the compensation levels for members of the Company’s management, evaluate the performance of management and administer the Company’s various incentive plans. This Committee has reviewed in detail the Compensation of the Company’s two executive officers. In the opinion of the Committee, the compensation of all the executive officers of the Company is reasonable in view of its performance and the respective contributions of such officers to the Company’s performance.
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
The Committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In 2005, the compensation for the Chief Executive Officer and the other executive officers was comparable to other Chief Executive Officers and other executive officers of middle market companies in related industries.
Compensation Committee
Walter Straub, Donald Clark, and David Frosh
December 1, 2005
The Report of the Compensation Committee will not be deemed to be incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Act of 1934, except to the extent we specifically incorporate the report by reference.

Compensation Committee Interlocks and Insider Participation
As noted above, the members of the Compensation Committee during the fiscal year ended September 30, 2005, were Walter Straub, Donald Clark, and David Frosh. Neither Walter Straub nor Donald Clark has ever been an officer or employee of our company. David Frosh was formerly employed by our company as President from June 1996 to March 2001. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of another entity during the fiscal year ended September 30, 2005.
No member of the Compensation Committee had, or will have, a direct or indirect material interest in any transaction or series of similar transactions that have occurred since the beginning of our fiscal year ended September 30, 2005, or in any currently proposed transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000.
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
2000 Stock Option Plan
In April 2000, our Board of Directors approved our 2000 Stock Option Plan (the “2000 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to us, at a price not less than the fair market value at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 2000 Plan was not formally approved by our shareholders. The 2000 Plan allows for the issuance of an aggregate of 750,000 shares of our common stock. The 2000 Plan term is unlimited in duration. Options for 545,000 shares of our common stock have been granted under the 2000 Plan as of September 30, 2005.
Information required to be disclosed for options, warrants and rights is hereby incorporated by reference to our 2005 Annual Report on pages 22-23; footnote “5. Stock options.”
401(k) Plan
In July 1991, we adopted a contributory profit-sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Our contributions are at the discretion of the Board of Directors. We made a matching contribution of $73,000 for the fiscal year ended September 30, 2005.
Stock Price Performance Graph
The following graph shows a comparison of cumulative total returns for our company, the NASDAQ Composite Stock Market Index and the NASDAQ Computer and Data Processing Services Index, during the period commencing on September 30, 2000 and ending on September 30, 2005. The comparison assumes $100 was invested on September 30, 2000 in each of our common stock, the NASDAQ Stock Market Composite Index, and the NASDAQ Computer and Data Processing Services Stock Index and assumes the reinvestment of all dividends, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of September 30, 2005, certain information regarding ownership of our common stock by (i) each person that we know is the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and executive officers who owns common stock and (iii) all directors and officers as a group.

		Shares Beneficially Owned
	Name and Address of	Amount & Nature of
Title of Class	Beneficial Owner	Beneficial Owner (3)	Percentage of Class (3)
Common Stock	Geoffrey D. Knapp, Chairman of the Board and CEO (1)	533,000	12.9%
Common Stock	Paul Caceres, Chief Financial Officer (1)	43,000	1.0%
Common Stock	Walter W. Straub, Director (1)	130,000	3.2%
Common Stock	David Frosh, Director (1)	49,000	1.2%
Common Stock	Donald Clark, Director (1)	26,000	*
Common Stock	Ken Templeton, Beneficial Owner (2)	441,000	10.7%
Common Stock	All Directors and Officers as a Group (of 5 persons)	781,000	19%

*	less than 1%

(1)	The address of each beneficial owner is in care of CAM Commerce Solutions, Inc., 17075 Newhope Street, Fountain Valley, California 92708.

(2)	Address of beneficial owner is 3311 S. Rainbow Blvd., Las Vegas, NV 89146.

(3)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from September 30, 2005, are deemed outstanding, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. The total amount of these shares with respect to which all of the above have rights to acquire beneficial ownership in sixty (60) days are as follows: Geoffrey Knapp 70,000; Paul Caceres 43,000; Walter Straub 82,000; David Frosh 49,000; and Donald Clark 26,000. To our knowledge, each person named in the table has the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person or entity.
We do not know of any arrangements, including any pledge of our securities by any person, the operation of which may at a subsequent date result in a change in control of the Company.
The following table sets forth the number of shares to be issued upon exercise of outstanding options, the weight average exercise price of such options, and the number of shares remaining available for issuance as of the end of the company’s most recently completed fiscal year.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
1993 Stock Option Plan approved by security holders	262,000	$4.28	—

2000 Stock Option Plan not approved by security holders	364,000	$7.78	205,000
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Since 1997, we have leased a building in Henderson, Nevada from the Chief Executive Officer of the Company, Geoffrey D. Knapp. We paid $158,000 in lease payments to Mr. Knapp during the fiscal year ended September 30, 2005. The lease will expire on May 31, 2007. The annual rate increase under the lease agreement is based on consumer price index.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees incurred for services provided by McGladrey & Pullen, LLP for fiscal 2005 and Ernst & Young, LLP for fiscal 2004 were as follows:

Category	Fiscal 2004	Fiscal 2005
Audit Fees*	$147,500	$109,000
Audit-Related Fees**	—	19,500
Tax Fees	—	—
All Other Fees	—	—

*	Includes annual audit and quarterly reviews

**	Fees for work related to our compliance with Section 404 of the Sarbanes-Oxley Act.

We appointed McGladrey & Pullen, LLP as our new independent registered public accounting firm, to perform auditing services beginning with fiscal 2005. Ernst & Young, LLP was our auditor for the 2004 fiscal year.
Audit Committee Pre-Approval Policies
Our Audit Committee has adopted detailed pre-approval policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. All of these services were pre-approved in fiscal years 2004 and 2005. The fees are budgeted, and actual fees versus the budget are monitored throughout the year. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of the Audit Committee before engaging the independent auditor. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee’s responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee no later than at its next scheduled meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this report.
     1. Financial Statements
The financial statements required by Item 8 of this report are incorporated by reference to our 2005 Annual Report to Stockholders (See Index to Financial Statements and Financial Statement Schedule on page 19) .
     2. Financial Statement Schedule
See the Index to Financial Statements and Financial Statement Schedule on page 19 referenced above.
     3. Exhibits
3(a) Certification of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).
3(b) By-Laws, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).
10(a) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993 — SEC File No. 333-121541).
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
10(d) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998 — SEC File No. 333-57907).

10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).
10(f) Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001).
10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)
13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2005
23a Consent and Report on Schedule of Independent Registered Public Accounting Firm
23b Consent and Report on Schedule of Independent Registered Public Accounting Firm, Ernst & Young LLP
31 (a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31 (b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.

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

Date: December 15, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Geoffrey D. Knapp	Chief Executive	December 15, 2005

Geoffrey D. Knapp	Officer and Chairman of the Board

/s/ David Frosh	Director	December 15, 2005

David Frosh

/s/ Walter W. Straub	Director	December 15, 2005

Walter W. Straub

/s/ Donald Clark	Director	December 15, 2005

Donald Clark

CAM COMMERCE SOLUTIONS, INC.
INDEX TO
FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
ITEM 15(a)

		Page Reference
		Annual Report
		to Stockholders	Form 10-K
	Report of Independent Registered Public Accounting Firm	24

	Balance Sheets at September 30, 2005 and 2004	12

	Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003	13

	Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003	14

	Statements of Stockholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003	15

	Notes to Financial Statements	16-23

II.	Valuation and Qualifying Accounts
	for the Years Ended September 30, 2005, 2004 and 2003		20

Consent and Report on Schedule of Independent Registered Public Accounting Firm: McGladrey & Pullen, LLP			Exhibit 23a

Consent and Report on Schedule of Independent Registered Public Accounting Firm: Ernst & Young, LLP			Exhibit 23b
All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

CAM Commerce Solutions, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended September 30, 2005, 2004, and 2003

		(Reductions)/	Deductions/Accounts
	Balance at	Additions Charged	Written Off Net of	Balance at End of
	Beginning of Year	to Income	Recoveries	Year
Allowance for Doubtful Accounts Receivable
2005	$155,000	$178,000	$187,000	$146,000
2004	$140,000	$113,000	$98,000	$155,000
2003	$125,000	$104,000	$89,000	$140,000

Exhibit No.	Description
3(a)	Certification of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993 — SEC File No. 333-121541).

10(b)	Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(c)	Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998 — SEC File No. 333-57907).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f)	Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001).

10(g)	Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)

10(i)	Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)

13(a)	Annual Report to Stockholders for the fiscal year ended September 30, 2005

23a	Consent and Report on Schedule of Independent Registered Public Accounting Firm

23b	Consent and Report on Schedule of Independent Registered Public Accounting Firm, Ernst & Young LLP

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.