Form 10-Q
period 2005-12-31
CAM COMMERCE SOLUTIONS INC
filed 2006-02-14
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No☑
As of February 1, 2006, there were 3,874,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	DECEMBER 31, 2005	SEPTEMBER 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,380	$15,763
Marketable available-for-sale securities	5,970	5,300
Accounts receivable, net	2,483	1,930
Inventories	290	306
Deferred income taxes	1,188	1,188
Other current assets	172	132

Total current assets	25,483	24,619

Deferred income taxes	373	714
Property and equipment, net	585	610
Intangible assets, net	449	467
Other assets	51	51

Total assets	$26,941	$26,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$475	$445
Accrued compensation and related expenses	1,009	1,154
Deferred service revenue and customer deposits	1,853	1,728
Cash dividends payable	541	385
Other accrued liabilities	149	260

Total current liabilities	4,027	3,972
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 3,861,000 shares issued and outstanding at December 31, 2005 and 3,846,000 at September 30, 2005	4	4
Capital in excess of par value	20,375	20,152
Accumulated other comprehensive loss	(17)	(18)
Retained earnings	2,552	2,351

Total stockholders’ equity	22,914	22,489

Total liabilities and stockholders’ equity	$26,941	$26,461

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004
REVENUES
Net hardware, software and installation revenues	$3,064	$3,348
Net service revenues	1,344	1,405
Net payment processing revenues	2,578	1,397

Total net revenues	6,986	6,150
COSTS AND EXPENSES
Cost of hardware, software and installation revenues (1)	1,665	1,684
Cost of service revenues (1)	594	539
Cost of payment processing revenues	118	142

Total cost of revenues	2,377	2,365
Selling, general and administrative expenses (1)	3,272	2,881
Research and development expenses (1)	363	340
Interest income	(206)	(109)

Total costs and expenses	5,806	5,477

Income before provisions for income taxes	1,180	673
Provisions for income taxes	438	271

Net income	$742	$402

Basic net income per share	$0.19	$0.11

Diluted net income per share	$0.18	$0.10

Shares used in computing basic net income per share	3,849	3,787
Shares used in computing diluted net income per share	4,096	4,065
Cash dividends declared per common share	$0.14	—

(1) Includes stock-based compensation expense as follows:
Cost of hardware, software and installation revenues	$4	$—
Cost of service revenues	5	—
Selling, general and administrative expenses	25	—
Research and development expenses	8	—
Payments for a related party (Geoff Knapp, officer and director of CAM Commerce) for building rent in the amount of $40 are included in Selling, General, and Administrative expenses above.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2005	2004
Operating activities:
Net income	$742	$402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	215
Provision for doubtful accounts	(23)	9
Change in deferred income taxes	341	—
Income tax deduction from exercise of stock options	—	247
Share-based compensation	42	—
Excess tax benefits from share-based compensation arrangements	(57)	—
Changes in operating assets and liabilities:
Accounts receivable	(530)	(337)
Inventories	16	104
Other assets	(40)	42
Accounts payable	30	(69)
Accrued compensation and related expenses	(145)	(207)
Deferred service revenue and customer deposits	125	36
Other accrued liabilities	(51)	(118)

Cash provided by operating activities	632	324
Cash flows from investing activities:
Purchase of property and equipment	(66)	(68)
Capitalized software development costs	(73)	(75)
Purchase of marketable securities	(953)	(694)
Change in marketable securities	(1)	(6)
Proceeds from maturity of marketable securities	285	—

Cash used in investing activities	(808)	(843)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	121	173
Excess tax benefits from share-based payment arrangements	57	—
Dividends paid on common stock	(385)	—

Cash provided (used) by financing activities	(207)	173

Net decrease in cash and cash equivalents	(383)	(346)
Cash and cash equivalents at beginning of period	15,763	16,591

Cash and cash equivalents at end of period	$15,380	$16,245

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(In thousands, except per share data)
ORGANIZATION AND BUSINESS
CAM Commerce Solutions, Inc. (the Company) was incorporated in California in 1983, and reincorporated in Delaware in 1987. The Company designs, develops, markets and services highly integrated retailing and payment processing solutions for small to medium size traditional and eCommerce businesses based on its open architecture software. These integrated solutions include inventory management, point of sale, accounting, credit and debit card processing, Internet sales, gift card and customer loyalty programs, and extensive management reporting. Payment processing services are provided on a transaction based business model.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three months ended December 31, 2005 and 2004 are unaudited. They have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at December 31, 2005 and September 30, 2005 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The net unrealized losses on securities available-for-sale at December 31, 2005 and September 30, 2005 were ($17) and ($18), respectively. There were no realized gains (losses) for the three months ended December 31, 2005 and 2004.
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
DECEMBER 31, 2005
(In thousands, except per share data)
Inventories
Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value. Inventories are composed of finished goods, which include electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.
Comprehensive Income
The following table presents the calculation of comprehensive income:

	THREE MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004
Net income	$742	$402
Unrealized gain (loss) on marketable securities available for sale, net of tax	1	(9)

Comprehensive income	$743	$393

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
The Company derives revenue from the sale of computer hardware, licensing of computer software, post-contract support (PCS), installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services are deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and are not essential to the functionality of the software products. Payments for the Company’s hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for PCS is the price the customer is required to pay since it is sold as a separate option and priced independently. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
Recently Issued Accounting Announcements
On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). As further discussed in the Share-Based Compensation Note, the Company adopted SFAS 123R effective October 1, 2005 using the modified prospective method. The application of this method is described below under the subheading “Share-Based Compensation” in these Notes to Unaudited Condensed Financial Statements.
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
Reclassifications
Certain reclassifications have been made to the fiscal 2005 financial statements to conform to the fiscal 2006 presentation.
Use of Estimates
The preparation of financial statements in accordance with United States generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset valuations, deferred income tax asset valuation allowances, accounting for share-based compensation related to SFAS123R, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(In thousands, except per share data)
circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future results of operations will be affected.
Shipping and Handling
Shipping and handling fees and costs are included in the Statement of Income under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. Options outstanding of 62 shares for the three months ended December 31, 2005 and warrants outstanding of 175 shares for the three months ended December 31, 2004 were excluded from the diluted net income per share computation because their effect is anti-dilutive.
The computations of basic and diluted net income per share for the three month period ended December 31, 2005 and 2004 are as follows:

	THREE MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004
Numerator:
Net income for basic and diluted net income per share	$742	$402

Denominator:
Weighted-average shares outstanding	3,849	3,787

Denominator for basic net income per share:
Weighted-average shares	3,849	3,787
Effect of dilutive securities:
Stock options & warrants	247	278

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,096	4,065

Basic net income per share	$0.19	$0.11

Diluted net income per share	$0.18	$0.10

Dividends Declared
On August 3, 2005, the Board of Directors authorized a new dividend policy, which pays stockholders a variable dividend based on the quarterly results. On October 14, 2005, the Company paid a dividend of $385 ($0.10 per common share) for June quarter results to stockholders of record on October 3, 2005. In November 2005, the Board of Directors declared a dividend of $0.14 per common share for September quarter results, payable on January 12, 2006 to stockholders of record on January 3, 2006. The decision to pay a dividend will be re-evaluated quarterly based on the earnings performance of the company and is subject to approval by the Board of Directors each quarter. The Company did not pay dividends for quarterly results prior to the third quarter of fiscal 2005.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(In thousands, except per share data)
Share-Based Compensation
The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective October 1, 2005. Prior to October 1, 2005, the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, accordingly, accounted for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.
SFAS 123R requires share-based payments, including grants of employee stock options, to be recognized in the Statement of Income as an expense, based on their grant date fair values with such fair values amortized over the estimated service period. The Company elected to utilize the modified prospective method for the transition to SFAS 123R. Under the modified prospective method, SFAS 123R applies to all awards granted or modified after the date of adoption. In addition, under the modified prospective method, compensation expense will be recognized for all stock-based compensation awards granted prior to, but not yet vested as of October 1, 2005, based on grant-date fair values estimated in accordance with the original provisions of SFAS 123.
On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (the FSP). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R. The Company has elected to use this short-cut method to calculate the historical pool of windfall tax benefits, and has elected to use one accounting pool for the windfall tax benefits related to employees and non-employees on a combined basis.
No stock-based employee compensation cost was recognized in the Statement of Income for the year ended September 30, 2005 (including the three-month period ended December 31, 2004), as all options granted under those plans had an exercise price equal to the market value for the underlying common stock on the date of grant. In accordance with the modified prospective method of transition to SFAS 123R, prior periods were not restated to reflect the impact of adopting the new standard.
Under SFAS 123 the Company based its expense calculation for the stock compensation pro forma footnote disclosure on actual forfeitures; however, SFAS 123R requires an estimate of forfeitures be used in the calculation. Upon adoption of SFAS 123R the Company changed its methodology to include an estimate of forfeitures.
During the three months ended December 31, 2005, the share-based compensation expense included in expenses and the related tax benefits were $42 and $16, respectively. No share-based compensation was capitalized for the three months ended December 31, 2005 and 2004. The impact of share-based compensation on basic and diluted earnings per share for the three months ended December 31, 2005 was $0.01 and $0.01, respectively. In addition, in connection with the adoption of SFAS 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first three months of fiscal 2006 by $57 related to excess tax benefits from exercise of stock-based awards.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $57 excess

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(In thousands, except per share data)
tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.
The following table illustrates the impact of adopting SFAS 123R and the impact of applying the original provisions of SFAS 123 as if the Company were to account for share-based compensation under APB 25:

	THREE MONTHS ENDED
	DECEMBER 31, 2005
	SFAS	APB
	123R	25
Income before income taxes	$1,180	$1,222
Net income	$742	$768
Basic net income per share	$0.19	$0.20
Diluted net income per share	$0.18	$0.19
Cash flow from operations	$632	$689
Cash flow from financing activities	($207)	($264)
At December 31, 2005, there was $387 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for periods prior to adoption of SFAS 123R.

THREE MONTHS ENDED
DECEMBER 31, 2004
Reported net income	$402
Add: Share-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Share-based compensation expense determined under fair-value method for all awards, net of related tax effects	(48)

Pro forma net income	$354

Earnings per share:
Basic – as reported	$0.11

Basic – pro forma	$0.09

Diluted – as reported	$0.10

Diluted – pro forma	$0.09

In 1993, the stockholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allowed for the issuance of an aggregate of 1,200 shares of the Company’s common stock. The 1993 Plan has a term of ten years. There have been 1,200

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(In thousands, except per share data)
options granted under the 1993 Plan as of December 31, 2005. The Company currently has 257 shares reserved for issuance related to the options that remain outstanding under the 1993 Plan.
In April 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. Each outside director is automatically granted an option to purchase seven thousand five hundred shares of common stock annually, subject to certain eligibility requirements. The plan allows for the issuance of an aggregate of 750 shares of the Company’s common stock. The term of the plan is unlimited in duration. There have been 545 options granted under the plan as of December 31, 2005. The Company has 560 shares reserved for issuance related to the options that remain outstanding under the 2000 Plan.
Outstanding unvested stock options generally vest ratably over four years based upon continuous service. The Company accounts for these grants as single grants and recognizes share-based compensation cost using the straight-line method.
The Company’s stock option plans provide for accelerated vesting of unvested options in the event of a change in control. A change in control provision meets the criteria of a performance condition under SFAS 123R. All outstanding unvested options at December 31, 2005 are subject to accelerated vesting under this provision.
A summary of changes in the stock option plans for the three months ended December 31, 2005 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING	AGGREGATE
	OF	EXERCISE	LIFE	INTRINSIC
	OPTIONS	PRICE	(IN YEARS)	VALUE
Options outstanding at September 30, 2005	626	$6.32	5.5	$7,157
Granted	—	N/A	N/A	N/A
Exercised	15	$8.13	N/A	$155
Forfeited	—	N/A	N/A	N/A
Expired	—	N/A	N/A	N/A

Options outstanding at December 31, 2005	611	$6.27	5.2	$8,884

Options exercisable at December 31, 2005	533	$5.65	4.8	$8,088

Options that would become exercisable at December 31, 2005 pursuant to the Company’s option plans in the event of a change in control	611	$6.27	5.2	$8,884

For the three month period ended December 31, 2005, the amount of cash received from the exercise of stock options was $121 and the related tax benefit was $60.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(In thousands, except per share data)
For options exercised during the three-month periods ended December 31, 2005 and 2004, newly issued shares were issued.
Changes in the Company’s nonvested options for the three months ended December 31, 2005 is presented below:

		WEIGHTED
		AVERAGE
	NUMBER OF	GRANT-DATE
	OPTIONS	FAIR VALUE
Nonvested at September 30, 2005	88	$4.89
Granted	—	N/A
Vested	10	$4.04
Forfeited	—	N/A
Nonvested at December 31, 2005	78	$5.00
The Company uses the Black-Scholes-Merton option valuation model to determine the weighted average fair value of options. The Company utilizes assumptions on expected life, risk-free rate, expected volatility, and dividend yield to determine such values. The Company did not disclose assumptions because there were no grants in the three months ended December 31,2005 and 2004. If grants were to occur, the expected life of options granted would be derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate would be based on treasury instruments in effect at the time of grant whose terms are consistent with the expected life of the Company’s stock options. Expected volatility would be based on historical volatility of the Company’s stock. The dividend yield would be based on historical experience and expected future changes.
A summary of the grant-date fair value and intrinsic value information during the three months ended December 31, 2005 is as follows:

	THREE MONTHS ENDED
	DECEMBER 31, 2005	DECEMBER 31, 2004
Weighted-average grant-date fair value per share	—	—
Intrinsic value of options exercised	$155	$615
Total fair value of shares vested during the year	42	72

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three Months Ended December 31, 2005 as Compared to Three Months Ended December 31, 2004
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
OVERVIEW
We design, develop, market and service highly integrated retailing and payment processing solutions for small to medium size traditional and eCommerce businesses based on our open architecture software. These integrated solutions include inventory management, point of sale, accounting, credit and debit card processing, Internet sales, gift card and customer loyalty programs, and extensive management reporting. Payment processing services are provided on a transaction based business model.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and reported amounts of net revenue and expenses during the reporting period. We regularly evaluate estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset valuations, deferred income tax asset valuation allowances, accounting for share-based compensation related to SFAS123R, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:
Revenue Recognition
We derive revenue from the sale of computer hardware, licensing of computer software, post-contract customer support, installation and training services, and payment processing services. System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (VSOE) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services is deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and are not essential to the functionality of the software products. Payments for our hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for post-contract support (PCS) is the price the customer is required to pay since it is sold as a separate option and priced independently. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period. If an arrangement includes multiple elements, the fees are allocated to the various elements based upon VSOE of fair value, as described above.
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
Impairment of Intangible Assets
The value of our intangible assets could be impacted by future adverse changes such as (i) any future declines in our operating results, and (ii) any failure to meet our future performance projections. An annual impairment review will be performed during the fourth quarter of each fiscal year or more frequently if indicators of impairment exist. In the process of the annual impairment review, we use the income approach methodology of valuation that includes the undiscounted cash flow method to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the undiscounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, revenue and cost forecasts would not be achieved, and we could incur additional impairment charges.
Deferred Taxes
We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” Prior to fiscal 2004, we recorded a valuation allowance to reduce our deferred tax assets to the amount that we believed was more likely than not to be realized. During the fourth quarter of fiscal 2004, the valuation allowance was reversed based on our belief that sufficient future income from operations is expected to be able to recognize the net deferred tax assets. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including projected future taxable income and recent financial performance.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
RESULTS OF OPERATIONS
The following tables summarize the fluctuation analysis of results of our operations for the three months ended December 31, 2005 versus the three months ended December 31, 2004.

	Three months ended December 31,		Variance
	2005	2004	Amount	%
Net hardware, software and installation revenues	$3,064	$3,348	($284)	(8%)
Net service revenues	1,344	1,405	(61)	(4%)
Net payment processing revenues	2,578	1,397	1,181	85%

Total net revenues	6,986	6,150	836	14%
Cost of hardware, software and installation revenues	1,665	1,684	(19)	(1%)
Cost of service revenues	594	539	55	10%
Cost of payment processing revenues	118	142	(24)	(17%)

Total cost of revenues	2,377	2,365	12	1%
Selling, general and administrative expenses	3,272	2,881	391	14%
Research and development expenses	363	340	23	7%
Interest income	(206)	(109)	97	89%

Total costs and expenses	5,806	5,477	329	6%

Income before provision for income taxes	1,180	673	507	75%
Provision for income taxes	438	271	167	62%

Net income	$742	$402	340	85%

Gross profit on hardware, software and installation revenues	$1,399	$1,664	(265)	(16%)
Gross profit on service revenues	750	866	(116)	(13%)
Gross profit on payment processing revenues	2,460	1,255	1,205	96%

Total gross profit	$4,609	$3,785	824	22%

Gross margin on hardware, software and installation revenues	46%	50%
Gross margin on service revenues	56%	62%
Gross margin on payment processing revenues	95%	90%
Gross margin on total net revenues	66%	62%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except in reference to the number of X-Charge accounts and resellers)
Significant Trends
X-Charge payment processing revenues continued to increase from quarter to quarter and year over year. For the three months ended December 31, 2005, payment processing revenues increased by approximately 85% over the same period of the prior year. We had a new record with 922 processing accounts installed during the quarter, as compared to 707 for the same quarter of last year. As of December 31, 2005, we had over 5,500 active processing accounts and 222 X-Charge resellers that earned residual income from their processing accounts. We had a new record for pre-tax income margin of 17% and pre-tax profit of $1,180 as a result of the increase in high margin, recurring X-Charge payment processing revenues.
System sales declined slightly, compared to prior year, but we are attempting to reverse this trend by generating additional sales leads through extensive marketing efforts. Service revenues as a percentage of the total revenues for the three months ended December 31, 2005 dropped slightly, in comparison to the same quarter of last year. This trend is expected to continue.
The results for the three months ended December 31, 2005 included $42 in share-based compensation expense related to the adoption of SFAS123R in this quarter, which for same period of the prior year, this expense was not reflected on the financial statements but disclosed in the footnotes as required under previous accounting rules.
Revenues
We derive revenues from system sales, consisting of computer hardware, licensing of computer software, installation and training, post contract customer support service, and payment processing service (X-Charge). Net revenues, consisting of system revenues, service revenues and payment processing revenues, for the three months ended December 31, 2005 increased 14% to $6,986, compared to $6,150 for the three months ended December 31, 2004. System revenues for the three months ended December 31, 2005 decreased 8%, compared to the three months ended December 31, 2004, due to lower software sales to both existing and new customers. Service revenues for the three months ended December 31, 2005 decreased 4%, compared to the three months ended December 31, 2004, which included revenues from a high dollar support contract that was cancelled during the second quarter of fiscal 2005. Payment processing revenues for the three months ended December 31, 2005 increased 85% due to a higher number of accounts processing with X-Charge over the prior year.
Gross Margin
Gross margin on net revenues for the three months ended December 31, 2005 increased to 66%, compared to 62% for the three months ended December 31, 2004. Gross margin on system revenues for the three months ended December 31, 2005 decreased to 46%, compared to 50% for the three months ended December 31, 2004, due to lower margins on peripheral sales and decrease in high margin software sales. Gross margin on service revenues for the three months ended December 31, 2005 decreased to 56%, compared to 62% for the three month period ended December 31, 2004, related to an increase in salaries expense. Gross margin on payment processing revenues for the three months ended December 31, 2005 increased to 95%, compared to 90% for the three months ended December 31, 2004, primarily due to an increase in processing revenues.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses expressed as a percentage of net revenues was flat at 47% for the three months ended December 31, 2005 and 2004. Selling, general and administrative expenses increased 14% for the three months ended December 31, 2005, compared to the same period ended December 31, 2004. This increase was primarily due to the increase in commissions expense related to higher payment processing revenues, higher consulting fees paid for an accounting system upgrade, and higher payroll costs related to an increase in administrative and sales personnel needed for X-Charge business growth.
Research and Development Expenses
Research and development expenses expressed as a percentage of revenues for the three months ended December 31, 2005 was 5%, compared to 6% for the three months ended December 31, 2004. Research and development expenses increased to $363 for the three months ended December 31, 2005, compared to $340 for the same period of the prior year, due to an increase in salaries expense. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes for the three months ended December 31, 2005 was $438, compared to $271 for the same period of the prior year. The effective tax rate for the three months ended December 31, 2005 was 37% compared to 40% for the three months ended December 31, 2004. This lower effective tax rate was due to a decrease in the projected federal statutory and state tax rates and the recognition of tax credits for fiscal 2006 compared to fiscal 2005. We expect to continue to incur provision for federal and state income taxes for the foreseeable future.
LIQUIDITY AND CAPITAL RESOURCES
Our cash and cash equivalents plus marketable securities totaled $21,350 on December 31, 2005 compared to $21,063 on September 30, 2005. The increase resulted from cash provided from operating activities. During the three months ended December 31, 2005, we generated $632 from operations, expended $139 for fixed assets and capitalized software development, used $953 for marketable securities investment and $385 for dividend payment, and received $285 from maturity of bond investments and $121 from stock options exercised, compared to the three months ended December 31, 2004 in which we generated $324 from operations, used $143 for fixed assets and capitalized software development and $694 for marketable securities purchase, and received $173 from stock options and warrants exercised.
In August 2005, the Board of Directors approved a new dividend policy, which pays stockholders a variable dividend based on the quarterly results. On October 14, 2005, we paid a dividend of $385 ($0.10 per common share) to stockholders of record on October 3, 2005 based on results for the three months ended June 30, 2005. In November 2005, the Board of Directors declared a dividend of $0.14 per common share, payable on January 12, 2006 to stockholders of record on January 3, 2006. The dividend was based on the results for the three month period ended September 30, 2005. We did not pay dividends for quarterly results prior to the third quarter of fiscal 2005.
The decision to pay a dividend will be re-evaluated quarterly based on our earnings performance, regulatory limitations and other conditions which may affect our desire to pay dividends in the future and is subject to approval by the Board of Directors. Other than performance, there are no restrictions that currently materially limit or that we reasonably believe are likely to limit materially the future payment of dividends.
At December 31, 2005 cash and cash equivalents plus marketable securities made up 84% of our total current assets. Our current ratio at December 31, 2005 was 6.3. Management believes our existing working

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
Inflation has had no significant impact on our operations.
Contracts and Commitments
On May 26, 2005, we signed a letter agreement with our landlord, Pelican Center Limited Partnership, extending for three years the term of the lease of our corporate headquarters located at 17075 Newhope Street, Fountain Valley, California. The new expiration date of the lease is March 6, 2010. All other terms and provisions of the lease originally entered into on December 12, 2000, including rent and the annual adjustment thereof as provided in the lease, remain in full force and effect.
During the three month period ended December 31, 2005, there were no material changes outside of our ordinary business in our capital leases, operating leases, purchase obligations, or other obligations reflected on our balance sheet at December 31, 2005.
The following table summarizes payment obligations for long-term debt, capital leases, operating leases and purchase obligations for the remaining periods of the current fiscal year and future fiscal years.

PAYMENTS DUE BY PERIOD
		LESS THAN 1		MORE THAN 4
	TOTAL	YEAR	1-3 YEARS	YEAR
Long-term debt	$—	$—	$—	$—
Capital lease obligations	$—	$—	$—	$—
Operating leases	$2,028	$445	$1,369	$214
Purchase obligations	$—	$—	$—	$—
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
The sales of turnkey computer systems for the retail market declined by approximately 8% for the quarter ended December 31, 2005, compared to the same period of the prior year. This decline is due to market factors outside of our control and may continue. We cannot predict when and if a turn around will occur. In response to this decline, we have shifted our business emphasis to the processing of credit card payments and other similar transactions.
The growth in our X-Charge payment processing business is primarily the result of adding new customers.
The revenue from our payment processing services for the three months ended December 31, 2005 grew by approximately 85% compared to the same period of last year and accounted for approximately 37% of all revenue at December 31, 2005. This growth was due primarily to adding new customers, rather than increases in revenue from existing customers. We may not be able to continue to add new customers at the same rate in the future, in which case, our revenue growth may slow down substantially.
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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. If interest rates were to decrease by 10%, the interest income would have decreased by $21. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
Credit Risk
We are currently exposed to credit risk on credit extended to customers, which are mostly small-to-medium-size retailers. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been small and within our expectations.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II . OTHER INFORMATION
Item 1 Legal Proceedings
     None
Item 1A Risk Factors
The Risk Factors contained in Part I of this Quarterly Report on Form 10-Q contain no material changes from the Risk Factors set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
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
CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: February 14, 2006	By	/s/ Geoffrey D. Knapp

Geoffrey D. Knapp
Chief Executive Officer

Date: February 14, 2006	By	/s/ Paul Caceres Jr.

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