Form 10-Q
period 2006-03-31
CAM COMMERCE SOLUTIONS INC
filed 2006-05-12
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Yes ☐ No ☑
As of April 26, 2006, there were 3,921,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	MARCH 31, 2006	SEPTEMBER 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,438	$15,763
Marketable available-for-sale securities	6,827	5,300
Accounts receivable, net	2,047	1,930
Inventories	293	306
Deferred income taxes	1,185	1,188
Other current assets	135	132

Total current assets	25,925	24,619

Deferred income taxes	579	714
Property and equipment, net	549	610
Intangible assets, net	446	467
Other assets	51	51

Total assets	$27,550	$26,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412	$445
Accrued compensation and related expenses	1,111	1,154
Deferred service revenue and customer deposits	1,831	1,728
Cash dividends payable	549	385
Other accrued liabilities	145	260

Total current liabilities	4,048	3,972
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 3,921,000 shares issued and outstanding at March 31, 2006 and 3,846,000 at September 30, 2005	4	4
Capital in excess of par value	21,091	20,152
Accumulated other comprehensive loss	(13)	(18)
Retained earnings	2,420	2,351

Total stockholders’ equity	23,502	22,489

Total liabilities and stockholders’ equity	$27,550	$26,461

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
REVENUES
Net hardware, software and installation revenues	$2,848	$3,227
Net service revenues	1,311	1,322
Net payment processing revenues	2,324	1,353

Total net revenues	6,483	5,902
COSTS AND EXPENSES
Cost of hardware, software and installation revenues (1)	1,508	1,730
Cost of service revenues (1)	607	572
Cost of payment processing revenues	126	107

Total cost of revenues	2,241	2,409
Selling, general and administrative expenses (1) (2)	3,387	2,991
Research and development expenses (1)	400	377
Interest income	(223)	(127)

Total costs and expenses	5,805	5,650

Income before provisions for income taxes	678	252
Provisions for income taxes	261	102

Net income	$417	$150

Basic net income per share	$0.11	$0.04

Diluted net income per share	$0.10	$0.04

Shares used in computing basic net income per share	3,890	3,813

Shares used in computing diluted net income per share	4,169	4,073

Cash dividends declared per common share	$0.14	—

(1) Includes stock-based compensation expense as follows:

Cost of hardware, software and installation revenues	$4	$—
Cost of service revenues	5	—
Selling, general and administrative expenses	21	—
Research and development expenses	8	—

(2) Includes $40 for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
REVENUES
Net hardware, software and installation revenues	$5,912	$6,575
Net service revenues	2,655	2,727
Net payment processing revenues	4,902	2,750

Total net revenues	13,469	12,052
COSTS AND EXPENSES
Cost of hardware, software and installation revenues (1)	3,173	3,414
Cost of service revenues (1)	1,201	1,111
Cost of payment processing revenues	244	249

Total cost of revenues	4,618	4,774
Selling, general and administrative expenses (1) (2)	6,659	5,872
Research and development expenses (1)	763	717
Interest income	(429)	(236)

Total costs and expenses	11,611	11,127

Income before provisions for income taxes	1,858	925
Provisions for income taxes	699	373

Net income	$1,159	$552

Basic net income per share	$0.30	$0.15

Diluted net income per share	$0.28	$0.14

Shares used in computing basic net income per share	3,869	3,800

Shares used in computing diluted net income per share	4,133	4,063

Cash dividends declared per common share	$0.28	—

(1) Includes stock-based compensation expense as follows:

Cost of hardware, software and installation revenues	$8	$—
Cost of service revenues	10	—
Selling, general and administrative expenses	46	—
Research and development expenses	16	—

(2) Includes $81 for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
Operating activities:
Net income	$1,159	$552
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	342	438
Provision for doubtful accounts	(31)	101
Change in deferred income taxes	135	(54)
Income tax deduction from exercise of stock options	—	390
Share-based compensation	80	—
Excess tax benefits from share-based payment arrangements	(457)	—
Changes in operating assets and liabilities:
Accounts receivable	(86)	(74)
Inventories	13	(23)
Other assets	(3)	47
Accounts payable	(33)	31
Accrued compensation and related expenses	(43)	(258)
Deferred service revenue and customer deposits	103	64
Other accrued liabilities	342	(50)

Cash provided by operating activities	1,521	1,164
Cash flows from investing activities:
Purchase of property and equipment	(119)	(172)
Capitalized software development costs	(141)	(145)
Purchase of marketable securities	(2,269)	(707)
Proceeds from maturity of marketable securities	750	—

Cash used in investing activities	(1,779)	(1,024)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	402	263
Excess tax benefits from share-based payment arrangements	457	—
Dividends paid on common stock	(926)	—

Cash provided by (used in) financing activities	(67)	263

Net increase (decrease) in cash and cash equivalents	(325)	403
Cash and cash equivalents at beginning of period	15,763	16,591

Cash and cash equivalents at end of period	$15,438	$16,994

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three and six months ended March 31, 2006 and 2005 are unaudited. They have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at March 31, 2006 and September 30, 2005 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The net unrealized losses on securities available-for-sale at March 31, 2006 and September 30, 2005 were ($13) and ($18), respectively. There were no realized gains (losses) for the three and six months ended March 31, 2006 and 2005.
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
MARCH 31, 2006
(In thousands, except per share data)
Inventories
Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value. Inventories are composed of finished goods, which include electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.
Comprehensive Income
The following table presents the calculation of comprehensive income:

	THREE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
Net income	$417	$150
Unrealized gain (loss) on marketable securities available for sale, net of tax	4	(15)

Comprehensive income	$421	$135

	SIX MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
Net income	$1,159	$552
Unrealized gain (loss) on marketable securities available for sale, net of tax	5	(24)

Comprehensive income	$1,164	$528

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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(In thousands, except per share data)
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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(In thousands, except per share data)
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
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options and warrants assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. Options and warrants outstanding for the three and six months ended March 31, 2006 and 2005, which were excluded from the diluted net income per share computation because their effect is anti-dilutive, were as follows.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,	MARCH 31,	MARCH 31,	MARCH 31,
	2006	2005	2006	2005
Options	—	—	31	—
Warrants	—	175	—	175
The computations of basic and diluted net income per share for the three and six months ended March 31, 2006 and 2005 are as follows:

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
Numerator:
Net income for basic and diluted net income per share	$417	$150

Denominator:
Weighted-average shares outstanding	3,890	3,813

Denominator for basic net income per share:
Weighted-average shares	3,890	3,813
Effect of dilutive securities:
Stock options & warrants	279	260

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,169	4,073

Basic net income per share	$0.11	$0.04

Diluted net income per share	$0.10	$0.04

	SIX MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
Numerator:
Net income for basic and diluted net income per share	$1,159	$552

Denominator:
Weighted-average shares outstanding	3,869	3,800

Denominator for basic net income per share:
Weighted-average shares	3,869	3,800
Effect of dilutive securities:
Stock options & warrants	264	263

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,133	4,063

Basic net income per share	$0.30	$0.15

Diluted net income per share	$0.28	$0.14

Dividends Declared
On August 3, 2005, the Board of Directors authorized a new dividend policy, which pays stockholders a variable dividend based on the quarterly results. On October 14, 2005, the Company paid a dividend of $385 ($0.10 per common share) for June 30, 2005 quarterly results to stockholders of record on October 3, 2005. On January 12, 2006, the Company paid a dividend of $541 ($0.14 per common share) for September 30, 2005 quarterly results to stockholders of record on January 3, 2006. In February 2006, the Board of Directors declared a dividend of $0.14 per common share for December 31, 2005 quarterly results, payable on April 14, 2006 to stockholders of record on April 4, 2006. On May 2, 2006, the Board of Directors declared a dividend of $0.14 per common share for March 31, 2006 quarterly results, to be paid on July 14, 2006 to stockholders of record on July 5, 2006. The decision to pay a dividend will be re-evaluated quarterly based on the earnings performance of the company and is subject to approval by the Board of Directors each quarter. The Company did not pay dividends for quarterly results prior to the third quarter of fiscal 2005.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(In thousands, except per share data)
Share-Based Compensation
The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective October 1, 2005. Prior to October 1, 2005, the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” and, accordingly, accounted for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.
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
No stock-based employee compensation cost was recognized in the Statement of Income for the year ended September 30, 2005 (including the three-month and six-month periods ended March 31, 2005), as all options granted under those plans had an exercise price equal to the market value for the underlying common stock on the date of grant. In accordance with the modified prospective method of transition to SFAS 123R, prior periods were not restated to reflect the impact of adopting the new standard.
Under SFAS 123 the Company based its expense calculation for the stock compensation pro forma footnote disclosure on actual forfeitures; however, SFAS 123R requires an estimate of forfeitures be used in the calculation. Upon adoption of SFAS 123R the Company changed its methodology to include an estimate of forfeitures.
Share-based compensation expense included in expenses and the related tax benefits for the three months ended March 31, 2006 were $38 and $15, respectively, and $80 and $31, respectively, for the six months ended March 31, 2006. No share-based compensation was capitalized for the three and six months ended March 31, 2006 and 2005. The impact of share-based compensation on basic and diluted earnings per share for the three months ended March 31, 2006 was none and $0.01, respectively, and $0.01 and $0.01, respectively, for the six-month period. In addition, in connection with the adoption of SFAS 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first six months of fiscal 2006 by $457 related to excess tax benefits from exercise of stock-based awards.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $457 excess

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(In thousands, except per share data)
tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.
The following table illustrates the impact of adopting SFAS 123R and the impact of applying the original provisions of SFAS 123 as if the Company were to account for share-based compensation under APB 25:

	THREE MONTHS ENDED
	MARCH 31, 2006
	SFAS	APB
	123R	25
Income before income taxes	$678	$716
Net income	$417	$440
Basic net income per share	$0.11	$0.11
Diluted net income per share	$0.10	$0.11

	SIX MONTHS ENDED
	MARCH 31, 2006
	SFAS	APB
	123R	25
Income before income taxes	$1,858	$1,938
Net income	$1,159	$1,208
Basic net income per share	$0.30	$0.31
Diluted net income per share	$0.28	$0.29
Cash flow from operations	$1,521	$1,978
Cash flow from financing activities	($67)	($524)
At March 31, 2006, there was $338 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for periods prior to adoption of SFAS 123R.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(In thousands, except per share data)

THREE MONTHS ENDED
MARCH 31, 2005
Reported net income	$150
Add: Share-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Share-based compensation expense determined under fair-value method for all awards, net of related tax effects	(41)

Pro forma net income	$109

Earnings per share:
Basic — as reported	$0.04

Basic — pro forma	$0.03

Diluted — as reported	$0.04

Diluted — pro forma	$0.03

SIX MONTHS ENDED
MARCH 31, 2005
Reported net income	$552
Add: Share-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Share-based compensation expense determined under fair-value method for all awards, net of related tax effects	(83)

Pro forma net income	$469

Earnings per share:
Basic — as reported	$0.15

Basic — pro forma	$0.12

Diluted — as reported	$0.14

Diluted — pro forma	$0.12

In 1993, the stockholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allowed for the issuance of an aggregate of 1,200 shares of the Company’s common stock. The 1993 Plan had a term of ten years. There have been 1,200 options granted under the 1993 Plan as of March 31, 2006. The Company currently has 222 shares reserved for issuance related to the options that remain outstanding under the 1993 Plan.
In April 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. Each outside director is automatically granted an option to purchase seven thousand five hundred shares of common stock annually, subject to certain eligibility requirements. The plan allows for the issuance of an aggregate of 750 shares of the Company’s common stock. The term of the plan is unlimited in duration. There have been 545 options granted under the plan as of March 31, 2006. The Company has 534 shares reserved for issuance related to the options that remain outstanding under the 2000 Plan.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(In thousands, except per share data)
Outstanding unvested stock options generally vest ratably over four years based upon continuous service. The Company accounts for these grants as single grants and recognizes share-based compensation cost using the straight-line method.
The Company’s stock option plans provide for accelerated vesting of unvested options in the event of a change in control. A change in control provision meets the criteria of a performance condition under SFAS 123R. All outstanding unvested options at March 31, 2006 are subject to accelerated vesting under this provision.
A summary of changes in the stock option plans for the three months ended March 31, 2006 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING	AGGREGATE
	OF	EXERCISE	LIFE	INTRINSIC
	OPTIONS	PRICE	(IN YEARS)	VALUE
Options outstanding at December 31, 2005	611	$6.27	5.2	$8,884
Granted	—	N/A	N/A	N/A
Exercised	60	$4.71	N/A	$1,033
Forfeited	—	N/A	N/A	N/A
Expired	—	N/A	N/A	N/A

Options outstanding at March 31, 2006	551	$6.44	5.2	$9,353

Vested and expected to vest at March 31, 2006	540	$6.34	5.1	$9,217

Options exercisable at March 31, 2006	483	$5.83	4.7	$8,494

Options that would become exercisable at March 31, 2006 pursuant to the Company’s option plans in the event of a change in control	551	$6.44	5.2	$9,353

For the three month period ended March 31, 2006, the amount of cash received from the exercise of stock options was $281 and the related tax benefit was $397.
For options exercised during the three-month periods ended March 31, 2006 and 2005, newly issued shares were issued.
The Company uses the Black-Scholes-Merton option valuation model to determine the weighted average fair value of options. The Company utilizes assumptions on expected life, risk-free rate, expected volatility, and dividend yield to determine such values. The Company did not disclose assumptions because there were no grants in the three and six months ended March 31, 2006 and 2005. If grants were to occur, the expected life of options granted would be derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate would be based on treasury instruments in effect at the time of grant whose terms are consistent with the expected life of the Company’s stock options. Expected volatility would be based on historical volatility of the Company’s stock. The dividend yield would be based on historical experience and expected future changes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006
(In thousands, except per share data)
A summary of the grant-date fair value and intrinsic value information for the three and six months ended March 31, 2006 is as follows:

	THREE MONTHS ENDED
	MARCH 31,	MARCH 31,
	2006	2005
Weighted-average grant-date fair value per share	—	—
Intrinsic value of options exercised	$1,032	$357
Total fair value of shares vested during the period	38	65

	SIX MONTHS ENDED
	MARCH 31,	MARCH 31,
	2006	2005
Weighted-average grant-date fair value per share	—	—
Intrinsic value of options exercised	$1,187	$972
Total fair value of shares vested during the year	80	137

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

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
RESULTS OF OPERATIONS
The following tables summarize the results of our operations for the three and six months ended March 31, 2006 compared to the three and six months ended March 31, 2005.

	Three months ended March 31,		Variance
	2006	2005	Amount	%

Net hardware, software and installation revenues	$2,848	$3,227	($379)	(12%)
Net service revenues	1,311	1,322	(11)	(1%)
Net payment processing revenues	2,324	1,353	971	72%

Total net revenues	6,483	5,902	581	10%
Cost of hardware, software and installation revenues	1,508	1,730	(222)	(13%)
Cost of service revenues	607	572	35	6%
Cost of payment processing revenues	126	107	19	18%

Total cost of revenues	2,241	2,409	(168)	(7%)
Selling, general and administrative expenses	3,387	2,991	396	13%
Research and development expenses	400	377	23	6%
Interest income	(223)	(127)	96	76%

Total costs and expenses	5,805	5,650	155	3%

Income before provision for income taxes	678	252	426	169%
Provision for income taxes	261	102	159	156%

Net income	$417	$150	267	178%

Gross profit on hardware, software and installation
Revenues	$1,340	$1,497	(157)	(10%)
Gross profit on service revenues	704	750	(46)	(6%)
Gross profit on payment processing revenues	2,198	1,246	952	76%

Total gross profit	$4,242	$3,493	749	21%

Gross margin on hardware, software and installation revenues	47%	46%
Gross margin on service revenues	54%	57%
Gross margin on payment processing revenues	95%	92%
Gross margin on total net revenues	65%	59%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

	Six months ended March 31,		Variance
	2006	2005	Amount	%

Net hardware, software and installation revenues	$5,912	$6,575	($663)	(10%)
Net service revenues	2,655	2,727	(72)	(3%)
Net payment processing revenues	4,902	2,750	2,152	78%

Total net revenues	13,469	12,052	1,417	12%
Cost of hardware, software and installation revenues	3,173	3,414	(241)	(7%)
Cost of service revenues	1,201	1,111	90	8%
Cost of payment processing revenues	244	249	(5)	(2%)

Total cost of revenues	4,618	4,774	(156)	(3%)
Selling, general and administrative expenses	6,659	5,872	787	13%
Research and development expenses	763	717	46	6%
Interest income	(429)	(236)	193	82%

Total costs and expenses	11,611	11,127	484	4%

Income before provision for income taxes	1,858	925	933	101%
Provision for income taxes	699	373	326	87%

Net income	$1,159	$552	607	110%

Gross profit on hardware, software and installation
Revenues	$2,739	$3,161	(422)	(13%)
Gross profit on service revenues	1,454	1,616	(162)	(10%)
Gross profit on payment processing revenues	4,658	2,501	2,157	86%

Total gross profit	$8,851	$7,278	1,573	22%

Gross margin on hardware, software and installation revenues	46%	48%
Gross margin on service revenues	55%	59%
Gross margin on payment processing revenues	95%	91%
Gross margin on total net revenues	66%	60%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except in reference to the number of X-Charge accounts)
Significant Trends
Our X-Charge payment processing revenues continue to grow while our system and service revenues have declined. As a result, we have experienced a small increase in total net revenues, but a large increase in net income because of the higher margins in X-Charge payment processing revenues. We expect these trends to continue at least through the end of this year.
System revenues for the three and six months ended March 31, 2006 decreased 12% and 10%, respectively, compared to the same periods of prior fiscal year, while X-Charge payment processing revenues increased by 72% and 78% during the same periods. There was a slight drop in service revenues as a percentage of total revenues for the three and six months ended March 31, 2006 from the corresponding periods of the prior fiscal year.
We continue to install new payment processing accounts. During the quarter ended March 31, 2006, we installed 950 new processing accounts, an increase of 45% compared to the same period in 2005. In the month of March 2006, we broke our monthly records both for new applications and new installations.
March quarter is seasonally our slowest quarter of the year for system sales. While orders were stronger than shipments in the quarter, resulting in a higher backlog than a year ago, there is still no definitive data that gives us a high level of confidence in seeing a meaningful, long term upward trend in system sales. The systems portion of our business is still very difficult to predict with long sales cycles and short lead times from order to shipment.
The results for the three and six months ended March 31, 2006 included $38 and $80, respectively, in share-based compensation expense related to the adoption of SFAS123R in this fiscal year, which for same periods of the prior year, this expense was not reflected on the financial statements but disclosed in the footnotes as required under previous accounting rules.
Revenues
We derive revenues from system sales, consisting of computer hardware, licensing of computer software, installation and training, post contract customer support service, and payment processing service (X-Charge). Net revenues, consisting of system revenues, service revenues and payment processing revenues, for the three months ended March 31, 2006 increased 10% to $6,483, from $5,902 for the three months ended March 31, 2005. For the six months ended March 31, 2006, net revenues increased 12% to $13,469, from $12,052 for the comparable period of fiscal 2005.
System revenues were $2,848 and $5,912 for the three and six months ended March 31, 2006, respectively, a decrease of 12% and 10%, respectively, from the revenues for the comparable fiscal 2005 periods. The decrease in system revenues was due to a decline in new system sales.
Service revenues for the three and six months ended March 31, 2006 decreased 1% to $1,311 and 3% to $2,655, respectively, from the revenues for the three and six months ended March 31, 2005. The decrease in service revenues was a result of fewer new support contracts sold to offset cancellations of existing contracts.
Payment processing revenues increased to $2,324 for the three month ended March 31, 2006 from $1,353 for the three months ended March 31, 2005, an increase of $971, or 72%. Payment processing revenues increased 78%, or by $2,152, to $4,902 for the six month period ended March 31, 2006 from $2,750 for the corresponding period of prior fiscal year. The increase was due to the increase in the number of payment processing accounts from the corresponding periods of prior fiscal year.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Gross Margin
Gross margin on net revenues increased to 65% for the three months ended March 31, 2006 from 59% for the three-month period ended March 31, 2005. Gross margin on net revenues for the six months ended March 31, 2006 increased to 66% from 60% for the corresponding period of prior fiscal year. The increase in gross margin was due to the growth in X-Charge payment processing revenues, which have higher margins than system revenues.
Gross margin on system revenues for the three and six months ended March 31, 2006 was relatively flat at 47% and 46%, respectively, compared to 46% and 48% for the same periods of fiscal 2005. Gross margin on service revenues for the three and six months ended March 31, 2006 decreased to 54% and 55%, respectively, compared to 57% and 59% for the three and six months ended March 31, 2005, respectively, related to an increase in salaries expense. Gross margin on payment processing revenues for the three and six months ended March 31, 2006 increased to 95%, compared to 92% and 91% for the three and six months ended March 31, 2005, respectively, primarily due to an increase in processing revenues.
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses increased $396 to $3,387, or 52% of net revenues, for the quarter ended March 31, 2006 from $2,991, or 51% of net revenues, for the three months ended March 31, 2005. Such expenses increased $787 to $6,659 for the six month period ended March 31, 2006 from $5,872 for the corresponding period of the prior year, but remained at 49% of net revenues for both six month periods. Selling, general and administrative expenses increased 13% for both the three and six months ended March 31, 2006, compared to the corresponding periods of fiscal 2005. This increase was primarily due to the increase in commissions expense related to higher payment processing revenues, higher consulting fees paid for an accounting system upgrade, and higher payroll costs related to an increase in administrative and sales personnel needed for X-Charge business growth.
Research and Development Expenses
Research and development expenses expressed as a percentage of revenues for the three and six months ended March 31, 2006 was flat at 6%, compared to the same periods of fiscal 2005. Research and development expenses increased to $400 for the three-month period and $763 for the six-month period ended March 31, 2006, compared to $377 and $717 for the three and six months of prior fiscal year, respectively, due to an increase in salaries expense. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes was $261 for the three-month period and $699 for the six-month period ended March 31, 2006, compared to $102 and $373 for the three and six month periods of the prior fiscal year, respectively. The effective tax rate for the three and six months ended March 31, 2006 was 38%, compared to 40% for the three and six months ended March 31, 2005. The effective tax rate for fiscal 2006 was lower due to a decrease in projected state tax rates and the recognition of tax credits. We expect to continue to incur provision for federal and state income taxes for the foreseeable future.
Net Income
Our net income increased to $417 for the three months ended March 31, 2006 from $150 for the three months ended March 31, 2005, an increase of $267 or 178%. Our net income increased to $1,159 for the six months ended March 31, 2006 from $552 for the corresponding period of the prior year, an increase of

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
$607 or 110%. The increase in net income for the three and six month periods ended March 31, 2006 from the corresponding periods of the prior year was due primarily to an increase in payment processing revenues resulting from the addition of new payment processing accounts.
LIQUIDITY AND CAPITAL RESOURCES
In the last several years, we have financed our operations almost entirely from the cash flow generated from operations. Our cash and cash equivalents plus marketable securities totaled $22,265 on March 31, 2006, compared to $21,063 on September 30, 2005. The increase resulted primarily from cash provided from operating activities. During the six months ended March 31, 2006, we generated $1,521 from operations, expended $260 for fixed assets and capitalized software development, used $2,269 for marketable securities investment and $926 for dividend payment, and received $750 from maturity of investments and $402 from stock options exercised, compared to the same period of last fiscal year in which we generated $1,164 from operations, used $317 for fixed assets and capitalized software development and $707 for marketable securities purchase, and received $263 from stock options and warrants exercised.
In August 2005, the Board of Directors approved a new dividend policy, which pays stockholders a variable dividend based on the quarterly results. On October 14, 2005, we paid a dividend of $385 ($0.10 per common share) to stockholders of record on October 3, 2005 based on results for the three months ended June 30, 2005. On January 12, 2006, the Company paid a dividend of $541 ($0.14 per common share) for September 30, 2005 quarterly results to stockholders of record on January 3, 2006. In February 2006, the Board of Directors declared a dividend of $0.14 per common share for December 31, 2005 quarterly results, payable on April 14, 2006 to stockholders of record on April 4, 2006. On May 2, 2006, the Board of Directors declared a dividend of $0.14 per common share for March 31, 2006 quarterly results, to be paid on July 14, 2006 to stockholders of record on July 5, 2006. We did not pay dividends for quarterly results prior to the third quarter of fiscal 2005.
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
At March 31, 2006 cash and cash equivalents plus marketable securities made up 86% of our total current assets. Our current ratio at March 31, 2006 was 6.4. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
Inflation has had no significant impact on our operations.
Contracts and Commitments
During the six-month period ended March 31, 2006, there were no material changes outside of our ordinary business in our capital leases, operating leases, purchase obligations, or other obligations reflected on our balance sheet at March 31, 2006.
The following table summarizes payment obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term liabilities for the remaining periods of the current fiscal year and future fiscal years.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN 5
	TOTAL	1 YEAR	YEARS	YEARS	YEARS
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	$—	$—	$—	$—	$—
Operating leases	$1,881	$298	$1,369	$214	$—
Purchase obligations	$—	$—	$—	$—	$—
Other long-term liabilities	$—	$—	$—	$—	$—
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
The revenue from our payment processing services for the three and six months ended March 31, 2006 grew by 72% and 78%, respectively, compared to the same periods of last year and accounted for approximately 36% of all revenue at March 31, 2006. This growth was due primarily to adding new customers, rather than increases in revenue from existing customers. We may not be able to continue to add new customers at the same rate in the future, in which case, our revenue growth may slow down substantially.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Our original core business of computer system sales is in decline.
The sales of turnkey computer systems for the retail market declined by approximately 12% for the quarter ended March 31, 2006 and 10% for the six-month period, compared to the same periods of the prior fiscal year. This decline is due to market factors outside of our control and may continue. We cannot predict when and if a turn around will occur. In response to this decline, we have shifted our business emphasis to the processing of credit card payments and other similar transactions, while we are continuing our marketing efforts in attempt to reverse this downward system sales trend.
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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. If interest rates were to decrease by 10%, the interest income would have decreased by $22. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
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
CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: May 12, 2006	By	/s/ Geoffrey D. Knapp

Geoffrey D. Knapp
Chief Executive Officer

Date: May 12, 2006	By	/s/ Paul Caceres Jr.

Paul Caceres Jr.
Chief Financial and
Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3(a)	Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).

3(b)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b)	Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(c)	Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

Exhibit No.	Description
10(f)	Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001).

10(g)	Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)

10(i)	Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.