Form 10-Q
period 2006-06-30
CAM COMMERCE SOLUTIONS INC
filed 2006-08-11
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
As of July 31, 2006, there were 3,952,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	JUNE 30, 2006	SEPTEMBER 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,318	$15,763
Marketable available-for-sale securities	6,476	5,300
Accounts receivable, net	1,941	1,930
Inventories	256	306
Deferred income taxes	1,185	1,188
Other current assets	180	132

Total current assets	26,356	24,619

Deferred income taxes	317	714
Property and equipment, net	505	610
Intangible assets, net	459	467
Other assets	51	51

Total assets	$27,688	$26,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242	$445
Accrued compensation and related expenses	1,191	1,154
Deferred service revenue and customer deposits	1,598	1,728
Cash dividends payable	553	385
Other accrued liabilities	125	260

Total current liabilities	3,709	3,972
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 3,946,000 shares issued and outstanding at June 30, 2006 and 3,846,000 at September 30, 2005	4	4
Capital in excess of par value	21,434	20,152
Accumulated other comprehensive loss	(12)	(18)
Retained earnings	2,553	2,351

Total stockholders’ equity	23,979	22,489

Total liabilities and stockholders’ equity	$27,688	$26,461

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
REVENUES
Net hardware, software and installation revenues	$2,651	$3,140
Net service revenues	1,327	1,307
Net payment processing revenues	2,792	1,824

Total net revenues	6,770	6,271
COSTS AND EXPENSES
Cost of hardware, software and installation revenues (1)	1,395	1,581
Cost of service revenues (1)	633	583
Cost of payment processing revenues	129	81

Total cost of revenues	2,157	2,245
Selling, general and administrative expenses (1) (2)	3,351	2,978
Research and development expenses (1)	385	347
Interest income	(250)	(143)

Total costs and expenses	5,643	5,427

Income before provisions for income taxes	1,127	844
Provisions for income taxes	441	341

Net income	$686	$503

Basic net income per share	$0.17	$0.13

Diluted net income per share	$0.16	$0.13

Shares used in computing basic net income per share	3,932	3,830

Shares used in computing diluted net income per share	4,180	3,982

Cash dividends declared per common share	$0.14	$—
(1) Includes stock-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$4	$—
Cost of service revenues	6	—
Selling, general and administrative expenses	26	—
Research and development expenses	10	—

(2) Includes $41 and $39 for the three months ended June 30, 2006 and 2005, respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
REVENUES
Net hardware, software and installation revenues	$8,563	$9,715
Net service revenues	3,982	4,034
Net payment processing revenues	7,694	4,574

Total net revenues	20,239	18,323
COSTS AND EXPENSES
Cost of hardware, software and installation revenues (1)	4,568	4,995
Cost of service revenues (1)	1,834	1,694
Cost of payment processing revenues	373	330

Total cost of revenues	6,775	7,019
Selling, general and administrative expenses (1) (2)	10,010	8,850
Research and development expenses (1)	1,148	1,064
Interest income	(679)	(379)

Total costs and expenses	17,254	16,554

Income before provisions for income taxes	2,985	1,769
Provisions for income taxes	1,140	714

Net income	$1,845	$1,055

Basic net income per share	$0.47	$0.28

Diluted net income per share	$0.44	$0.26

Shares used in computing basic net income per share	3,890	3,810

Shares used in computing diluted net income per share	4,148	4,020

Cash dividends declared per common share	$0.42	$—
(1) Includes stock-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$12	$—
Cost of service revenues	16	—
Selling, general and administrative expenses	72	—
Research and development expenses	26	—

(2) Includes $122 and $118 for the nine months ended June 30. 2006 and 2005, respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
Operating activities:
Net income	$1,845	$1,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498	663
Provision for doubtful accounts	13	98
Change in deferred income taxes	398	241
Income tax deduction from exercise of stock options	—	431
Share-based compensation	126	—
Excess tax benefits from share-based payment arrangements	(642)	—
Changes in operating assets and liabilities:
Accounts receivable	(24)	(121)
Inventories	50	(1)
Other assets	(48)	46
Accounts payable	(203)	(88)
Accrued compensation and related expenses	37	(42)
Deferred service revenue and customer deposits	(130)	184
Other accrued liabilities	507	(22)

Cash provided by operating activities	2,427	2,444

Cash flows from investing activities:
Purchase of property and equipment	(166)	(271)
Capitalized software development costs	(219)	(216)
Purchase of marketable securities	(3,967)	(2,571)
Proceeds from maturity of marketable securities	2,799	—

Cash used in investing activities	(1,553)	(3,058)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	514	295
Excess tax benefits from share-based payment arrangements	642	—
Dividends paid on common stock	(1,475)	—

Cash provided by (used in) financing activities	(319)	295

Net increase (decrease) in cash and cash equivalents	555	(319)
Cash and cash equivalents at beginning of period	15,763	16,591

Cash and cash equivalents at end of period	$16,318	$16,272

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three and nine months ended June 30, 2006 and 2005 are unaudited. They have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at June 30, 2006 and September 30, 2005 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The net unrealized losses on securities available-for-sale at June 30, 2006 and September 30, 2005 were ($12) and ($18), respectively. There were no realized gains (losses) for the three and nine months ended June 30, 2006 and 2005.
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
JUNE 30, 2006
(In thousands, except per share data)
Inventories
Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value. Inventories are composed of finished goods, which include electronic point of sale hardware and computer equipment used in the sale and service of the Company’s products.
Comprehensive Income
The following table presents the calculation of comprehensive income:

	THREE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
Net income	$686	$503
Unrealized gain on marketable securities available for sale, net of tax	1	13

Comprehensive income	$687	$516

	NINE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
Net income	$1,845	$1,055
Unrealized gain (loss) on marketable securities available for sale, net of tax	6	(11)

Comprehensive income	$1,851	$1,044

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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(In thousands, except per share data)
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
Segments
Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), established standards for the way that public business enterprises report selected financial information about operating segments in annual and interim financial statements and significant foreign operations. Because the Company operates in one operating segment and has no significant foreign operations, no additional reporting is required under SFAS 131.
Recently Issued Accounting Announcements
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). As further discussed in the Share-Based Compensation Note, the Company adopted SFAS 123R effective October 1, 2005 using the modified prospective method. The application of this method is described below under the subheading “Share-Based Compensation” in these Notes to Unaudited Condensed Financial Statements.
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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(In thousands, except per share data)
Reclassifications
Certain reclassifications have been made to the fiscal 2005 financial statements to conform to the fiscal 2006 presentation.
Use of Estimates
The preparation of financial statements in accordance with United States GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset valuations, deferred income tax asset valuation allowances, accounting for share-based compensation related to SFAS123R, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future results of operations will be affected.
Shipping and Handling
Shipping and handling fees and costs are included in the Statement of Income under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. Options outstanding for the three and nine months ended June 30, 2006 and 2005, which were excluded from the diluted net income per share computation because their effect is anti-dilutive, were as follows.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005
Options	—	114	—	—

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(In thousands, except per share data)
The computations of basic and diluted net income per share for the three and nine months ended June 30, 2006 and 2005 are as follows:

	THREE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
Numerator:
Net income for basic and diluted net income per share	$686	$503

Denominator:
Weighted-average shares outstanding	3,932	3,830

Denominator for basic net income per share:
Weighted-average shares	3,932	3,830
Effect of dilutive securities:
Stock options	248	152

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,180	3,982

Basic net income per share	$0.17	$0.13

Diluted net income per share	$0.16	$0.13

	NINE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
Numerator:
Net income for basic and diluted net income per share	$1,845	$1,055

Denominator:
Weighted-average shares outstanding	3,890	3,810

Denominator for basic net income per share:
Weighted-average shares	3,890	3,810
Effect of dilutive securities:
Stock options	258	210

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,148	4,020

Basic net income per share	$0.47	$0.28

Diluted net income per share	$0.44	$0.26

Dividends Declared
On August 3, 2005, the Board of Directors authorized a new dividend policy, which pays stockholders a variable dividend based on the quarterly results. During the nine months ended June 30, 2006, the Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
November 16, 2005	$0.14	January 3, 2006	$541	January 12, 2006
February 14, 2006	$0.14	April 4, 2006	$549	April 14, 2006
May 2, 2006	$0.14	July 5, 2006	$553	July 14, 2006
The Company did not pay dividends for quarterly results prior to the third quarter of fiscal 2005.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(In thousands, except per share data)
Share-Based Compensation
The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) effective October 1, 2005. Prior to October 1, 2005, the Company followed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and, accordingly, accounted for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.
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
No stock-based employee compensation cost was recognized in the Statement of Income for the year ended September 30, 2005 (including the three-month and nine-month periods ended June 30, 2005), as all options granted under those plans had an exercise price equal to the market value for the underlying common stock on the date of grant. In accordance with the modified prospective method of transition to SFAS 123R, prior periods were not restated to reflect the impact of adopting the new standard.
Under SFAS 123 the Company based its expense calculation for the stock compensation pro forma footnote disclosure on actual forfeitures; however, SFAS 123R requires an estimate of forfeitures be used in the calculation. Upon adoption of SFAS 123R the Company changed its methodology to include an estimate of forfeitures.
Share-based compensation expense included in expenses and the related tax benefits for the three months ended June 30, 2006 were $46 and $18, respectively, and for the nine months ended June 30, 2006 were $126 and $49, respectively. No share-based compensation was capitalized for the three and nine months ended June 30, 2006 and 2005. The impact of share-based compensation on basic and diluted earnings per share for the three months ended June 30, 2006 was $0.01 and $0.01, respectively, and for the nine-month period was $0.02 and $0.02, respectively. In addition, in connection with the adoption of SFAS 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first nine months of fiscal 2006 by $642 related to excess tax benefits from exercise of stock-based awards.
Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(In thousands, except per share data)
the cash flows related to the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $642 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.
The following table illustrates the impact of adopting SFAS 123R and the impact of applying the original provisions of SFAS 123 as if the Company were to account for share-based compensation under APB 25:

	THREE MONTHS ENDED
	JUNE 30, 2006
	SFAS	APB
	123R	25
Income before income taxes	$1,127	$1,173
Net income	$686	$714
Basic net income per share	$0.17	$0.18
Diluted net income per share	$0.16	$0.17

	NINE MONTHS ENDED
	JUNE 30, 2006
	SFAS	APB
	123R	25
Income before income taxes	$2,985	$3,111
Net income	$1,845	$1,922
Basic net income per share	$0.47	$0.49
Diluted net income per share	$0.44	$0.46
Cash flow from operations	$2,427	$3,069
Cash flow from financing activities	($319)	($961)
At June 30, 2006, there was $294 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two years.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(In thousands, except per share data)
The pro forma line items in the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for periods prior to adoption of SFAS 123R.

THREE MONTHS ENDED
JUNE 30, 2005
Reported net income	$503
Add: Share-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Share-based compensation expense determined under fair-value method for all awards, net of related tax effects	(136)

Pro forma net income	$367

Earnings per share:
Basic – as reported	$0.13

Basic – pro forma	$0.10

Diluted – as reported	$0.13

Diluted – pro forma	$0.09

NINE MONTHS ENDED
JUNE 30, 2005
Reported net income	$1,055
Add: Share-based compensation expense included in reported net income, net of related tax effects	—
Deduct: Share-based compensation expense determined under fair-value method for all awards, net of related tax effects	(219)

Pro forma net income	$836

Earnings per share:
Basic – as reported	$0.28

Basic – pro forma	$0.22

Diluted – as reported	$0.26

Diluted – pro forma	$0.21

In 1993, the stockholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allowed for the issuance of an aggregate of 1,200 shares of the Company’s common stock. The 1993 Plan had a term of ten years. There have been 1,200 options granted under the 1993 Plan as of June 30, 2006. The Company currently has 212 shares reserved for issuance related to the options that remain outstanding under the 1993 Plan.
In April 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(In thousands, except per share data)
date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The plan allows for the issuance of an aggregate of 750 shares of the Company’s common stock. The term of the plan is unlimited in duration. There have been 545 options granted under the plan as of June 30, 2006. The Company has 519 shares reserved for issuance related to the options that remain outstanding under the 2000 Plan.
Outstanding unvested stock options generally vest ratably over four years based upon continuous service. The Company accounts for these grants as single grants and recognizes share-based compensation cost using the straight-line method.
The Company’s stock option plans provide for accelerated vesting of unvested options in the event of a change in control. A change in control provision meets the criteria of a performance condition under SFAS 123R. All outstanding unvested options at June 30, 2006 are subject to accelerated vesting under this provision.
A summary of changes in the stock option plans for the nine months ended June 30, 2006 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING	AGGREGATE
	OF	EXERCISE	LIFE	INTRINSIC
	OPTIONS	PRICE	(IN YEARS)	VALUE

Options outstanding at September 30, 2005	626	$6.32	5.5	$7,157
Granted	—	N/A	N/A	N/A
Exercised	100	$5.14	N/A	$1,666
Forfeited	—	N/A	N/A	N/A
Expired	—	N/A	N/A	N/A

Options outstanding at June 30, 2006	526	$6.54	4.9	$8,111

Vested and expected to vest at June 30, 2006	507	$6.38	4.8	$7,903

Options exercisable at June 30, 2006	469	$6.01	4.6	$7,485

Options that would become exercisable at June 30, 2006 pursuant to the Company’s option plans in the event of a change in control	526	$6.54	4.9	$8,111

For the nine-month period ended June 30, 2006, the amount of cash received from the exercise of stock options was $514 and the related tax benefit was $642.
For options exercised during the nine-month periods ended June 30, 2006 and 2005, newly issued shares were issued.
The Company uses the Black-Scholes-Merton option valuation model to determine the weighted average fair value of options. The Company utilizes assumptions on expected life, risk-free rate, expected volatility, and dividend yield to determine such values. The following assumptions were used to determine the weighted-average fair value for the options granted in the three and nine months ended June 30, 2005;

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006
(In thousands, except per share data)
risk-free rate of 4.0%; volatility factor of 0.394; no dividend yield; and a weighted-average life of six years. The Company did not disclose assumptions for the three and nine months ended June 30, 2006 because there were no grants in these periods. If grants were to occur, the expected life of options granted would be derived from historical data on employee exercise and post-vesting termination behavior. The risk-free rate would be based on treasury instruments in effect at the time of grant whose terms are consistent with the expected life of the Company’s stock options. Expected volatility would be based on historical volatility of the Company’s stock. The dividend yield would be based on historical experience and expected future changes.
A summary of the grant-date fair value and intrinsic value information for the three and nine months ended June 30, 2006 and 2005 is as follows:

	THREE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
Weighted-average grant-date fair value per share	—	$6.22
Intrinsic value of options exercised	$479	$99
Total fair value of shares vested during the period	$46	$206

	NINE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
Weighted-average grant-date fair value per share	—	$6.22
Intrinsic value of options exercised	$1,666	$1,071
Total fair value of shares vested during the year	$126	$337

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
The section entitled “Forward Looking Statements” set forth below, the section entitled “Rick Factors” in our report on Form 10-K for the fiscal year ended September 30,2005, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, our 10-K report, and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
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

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
RESULTS OF OPERATIONS
The following tables summarize the results of our operations for the three and nine months ended June 30, 2006 compared to the three and nine months ended June 30, 2005.

	Three months ended June 30,		Variance
	2006	2005	Amount	%

Net hardware, software and installation revenues	$2,651	$3,140	($489)	(16%)
Net service revenues	1,327	1,307	20	2%
Net payment processing revenues	2,792	1,824	968	53%

Total net revenues	6,770	6,271	499	8%
Cost of hardware, software and installation revenues	1,395	1,581	(186)	(12%)
Cost of service revenues	633	583	50	9%
Cost of payment processing revenues	129	81	48	59%

Total cost of revenues	2,157	2,245	(88)	(4%)
Selling, general and administrative expenses	3,351	2,978	373	13%
Research and development expenses	385	347	38	11%
Interest income	(250)	(143)	107	75%

Total costs and expenses	5,643	5,427	216	4%

Income before provision for income taxes	1,127	844	283	34%
Provision for income taxes	441	341	100	29%

Net income	$686	$503	183	36%

Gross profit on hardware, software and installation Revenues	$1,256	$1,559	(303)	(19%)
Gross profit on service revenues	694	724	(30)	(4%)
Gross profit on payment processing revenues	2,663	1,743	920	53%

Total gross profit	$4,613	$4,026	587	15%

Gross margin on hardware, software and installation revenues	47%	50%
Gross margin on service revenues	52%	55%
Gross margin on payment processing revenues	95%	96%
Gross margin on total net revenues	68%	64%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

	Nine months ended June 30,		Variance
	2006	2005	Amount	%

Net hardware, software and installation revenues	$8,563	$9,715	($1,152)	(12%)
Net service revenues	3,982	4,034	(52)	(1%)
Net payment processing revenues	7,694	4,574	3,120	68%

Total net revenues	20,239	18,323	1,916	10%
Cost of hardware, software and installation revenues	4,568	4,995	(427)	(9%)
Cost of service revenues	1,834	1,694	140	8%
Cost of payment processing revenues	373	330	43	13%

Total cost of revenues	6,775	7,019	(244)	(3%)
Selling, general and administrative expenses	10,010	8,850	1,160	13%
Research and development expenses	1,148	1,064	84	8%
Interest income	(679)	(379)	300	79%

Total costs and expenses	17,254	16,554	700	4%

Income before provision for income taxes	2,985	1,769	1,216	69%
Provision for income taxes	1,140	714	426	60%

Net income	$1,845	$1,055	790	75%

Gross profit on hardware, software and installation Revenues	$3,995	$4,720	(725)	(15%)
Gross profit on service revenues	2,148	2,340	(192)	(8%)
Gross profit on payment processing revenues	7,321	4,244	3,077	73%

Total gross profit	$13,464	$11,304	2,160	19%

Gross margin on hardware, software and installation revenues	47%	49%
Gross margin on service revenues	54%	58%
Gross margin on payment processing revenues	95%	93%
Gross margin on total net revenues	67%	62%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except in reference to the number of X-Charge accounts and resellers)
Significant Trends
Our X-Charge payment processing revenues continue to produce record results. X-Charge payment processing revenues represent our largest revenue source for the third quarter ended June 30, 2006. For the three and nine months ended June 30, 2006, X-Charge payment processing revenues increased 53% and 68%, respectively, compared to the same periods of fiscal 2005. As a result of the increase in the high margin, recurring X-Charge payment processing revenues, net income for the three-month and nine-month periods ended June 30, 2006 increased 36% and 75%, respectively, compared to the corresponding periods of fiscal 2005. During the third quarter of fiscal 2006, we installed a record of 1,036 new processing accounts, an increase of 24%, compared to the same period in fiscal 2005 when we installed 838 new processing accounts. We are getting more processing accounts through our reseller program. Our X-Charge reseller base grew during the third quarter of fiscal 2006 to 256 resellers who had earned residual income from their active X-Charge processing accounts, compared to 239 at the end of the second quarter.
At the same time, the system sales side of our business remains challenging and difficult to predict. System revenues for the three and nine months ended June 30, 2006 decreased 16% and 12%, respectively, compared to the same periods of prior fiscal year. Service revenues increased 2% for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, resulting from an increase in i.Star web hosting service revenue. Service revenues were relatively flat for the nine months ended June 30, 2006, compared to the same period of fiscal 2005.
The results for the three and nine months ended June 30, 2006 included $46 and $126, respectively, in share-based compensation expense related to the adoption of SFAS123R in this fiscal year, which for the same periods of the prior fiscal year, this expense was not reflected on the financial statements but disclosed in the footnotes as required under previous accounting rules.
Revenues
We derive revenues from system sales, consisting of computer hardware, licensing of computer software, installation and training, post contract customer support service, and our payment processing service known as X-Charge. Net revenues, consisting of system revenues, service revenues and payment processing revenues, for the three months ended June 30, 2006 increased 8% to $6,770, from $6,271 for the three months ended June 30, 2005. For the nine months ended June 30, 2006, net revenues increased 10% to $20,239, from $18,323 for the comparable period of fiscal 2005.
System revenues were $2,651 and $8,563 for the three and nine months ended June 30, 2006, respectively, a decrease of 16% and 12%, respectively, from the revenues for the comparable fiscal 2005 periods. The decrease in system revenues was due to a decline in sales to both new and existing customers.
Service revenues increased 2% to $1,327 for the three months ended June 30, 2006 and relatively flat at $3,982 for the nine months ended June 30,2006, compared to the revenues for the same periods ended June 30, 2005. The increase in service revenues was primarily due to an increase in Star support contracts and i.Star web hosting service revenue.
Payment processing revenues increased to $2,792 for the three months ended June 30, 2006 from $1,824 for the three months ended June 30, 2005, an increase of $968, or 53%. Payment processing revenues increased 68%, or by $3,120, to $7,694 for the nine-month period ended June 30, 2006 from $4,574 for the corresponding period of prior fiscal year. The increase was due to the increase in the number of payment processing accounts from the corresponding periods of the prior fiscal year.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Gross Margin
Gross margin on net revenues increased to 68% for the three months ended June 30, 2006 from 64% for the three-month period ended June 30, 2005. Gross margin on net revenues for the nine months ended June 30, 2006 increased to 67% from 62% for the corresponding period of the prior fiscal year. The increase in gross margin was due to the growth in X-Charge payment processing revenues, which have higher margins than system and service revenues.
Gross margin on system revenues decreased 47% for both the three and nine months ended June 30, 2006, compared to 50% and 49% for the same periods of fiscal 2005. The decline was related to a decrease in high margin software revenues. Gross margin on service revenues for the three and nine months ended June 30, 2006 decreased to 52% and 54%, respectively, compared to 55% and 58% for the three and nine months ended June 30, 2005, respectively, related to an increase in salaries expense. Gross margin on payment processing revenues for both the three and nine months ended June 30, 2006 was 95%, compared to 96% and 93% for the three and nine months ended June 30, 2005, respectively. Cost of payment processing revenues primarily consists of salaries, which are partially fixed in relation to payment processing revenues. Gross margin on payment processing revenues fluctuated mainly due to the change in payment processing revenues.
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses increased $373 to $3,351, or 49% of net revenues, for the quarter ended June 30, 2006, compared to $2,978, or 47% of net revenues, for the three months ended June 30, 2005. For the nine months ended June 30, 2006, these expenses increased $1,160 to $10,010, or 49% of net revenues, compared to $8,850, or 48% of net revenues, for the nine months ended June 30, 2005. Selling, general and administrative expenses increased 13% for both the three and nine months ended June 30, 2006, compared to the corresponding periods of fiscal 2005. This increase was primarily due to the increase in commissions expense related to higher payment processing revenues, higher consulting fees paid for an accounting system upgrade, and higher payroll costs related to an increase in administrative and sales personnel required for X-Charge revenue growth.
Research and Development Expenses
Research and development expenses expressed as a percentage of revenues for the three and nine months ended June 30, 2006 was flat at 6%, compared to the same periods of fiscal 2005. Research and development expenses increased to $385 for the three-month period ended June 30, 2006, compared to $347 for the three months of the prior fiscal year. Research and development expenses were $1,148 for the nine months ended June 30, 2006 compared to $1,064 for the nine months ended June 30, 2005. The increase in expenses for the three and nine months ended June 30, 2006 was due to an increase in salaries. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes was $441 for the three-month period and $1,140 for the nine-month period ended June 30, 2006, compared to $341 and $714 for the three-month and nine-month periods of fiscal 2005, respectively. The effective tax rate for the three and nine months ended June 30, 2006 was 39% and 38%, respectively, compared to 40% for both the three and nine months ended June 30, 2005. The effective tax rate for fiscal 2006 was lower due to a decrease in projected state tax rates and the recognition of tax credits. We expect to continue to incur provision for federal and state income taxes for the foreseeable future.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Net Income
Our net income increased to $686 for the three months ended June 30, 2006 from $503 for the three months ended June 30, 2005, an increase of $183 or 36%. Our net income increased to $1,845 for the nine months ended June 30, 2006 from $1,055 for the corresponding period of fiscal 2005, an increase of $790 or 75%. The increase in net income for the three-month and nine-month periods ended June 30, 2006 was due primarily to an increase in payment processing revenues resulting from the addition of new payment processing accounts.
LIQUIDITY AND CAPITAL RESOURCES
In the last several years, we have financed our operations almost entirely from the cash flow generated from operations. Our cash and cash equivalents plus marketable securities totaled $22,794 on June 30, 2006, compared to $21,063 on September 30, 2005. The increase resulted primarily from cash provided from operating activities. During the nine months ended June 30, 2006, we generated $2,427 from operations, expended $385 for fixed assets and capitalized software development, used $3,967 for marketable securities investments and $1,475 for dividend payments, and received $2,799 from maturity of investments and $514 from stock options exercised. In the first nine months of fiscal 2005, we generated $2,444 from operations, used $487 for fixed assets and capitalized software development and $2,571 for marketable securities investments, and received $295 from stock options and warrants exercised.
In August 2005, the Board of Directors approved a new dividend policy, which pays stockholders a variable dividend based on the quarterly results. During the nine months ended June 30, 2006, the Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
November 16, 2005	$0.14	January 3, 2006	$541	January 12, 2006
February 14, 2006	$0.14	April 4, 2006	$549	April 14, 2006
May 2, 2006	$0.14	July 5, 2006	$553	July 14, 2006
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
At June 30, 2006 cash and cash equivalents plus marketable securities made up 87% of our total current assets. Our current ratio at June 30, 2006 was 7.1. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
Inflation has had no significant impact on our operations.
Contracts and Commitments
During the nine-month period ended June 30, 2006, there were no material changes outside of our ordinary business in our capital leases, operating leases, purchase obligations, or other obligations reflected on our balance sheet at June 30, 2006.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
The following table summarizes payment obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term liabilities for the remaining periods of the current fiscal year and future fiscal years.

PAYMENTS DUE BY PERIOD
		LESS THAN		3-5	MORE THAN 5
	TOTAL	1 YEAR	1-3 YEARS	YEARS	YEARS
Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	$—	$—	$—	$—	$—

Operating leases	$1,732	$148	$1,370	$214	$—

Purchase obligations	$—	$—	$—	$—	$—

Other long-term

liabilities	$—	$—	$—	$—	$—
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
In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this report and are based upon the information available to us at this time. Such information is subject to change. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including that our recent growth has been due primarily to the addition of new customers for our X Charge payment processing services and not increases in revenues from existing customers of those services; our original core business of computer system sales is in decline; the population of our target customers is declining; our stock is thinly traded; we face intense competition in the retail point of sale industry; availability and pricing of competing products; effectiveness of expense and cost control efforts; the ability to develop and deliver software products in a timely manner; the rate at which customers adopt our new products and services; the effect of new and emerging technologies; the ability to retain and hire key personnel needed to implement business and product plans; the level or orders received that can be shipped in any quarter; and other risks and factors detailed in our Report on Form 10-K for the fiscal year ended September 30, 2005, filed with the SEC. Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. If interest rates were to decrease by 10%, the interest income would have decreased by $25. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
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

PART II . OTHER INFORMATION
Item 1 Legal Proceedings
     None
Item 1A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2005, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3 Defaults upon Senior Securities
     None
Item 4 Submission of Matters to a Vote of Security Holders
On May 9, 2006, the Company held its annual meeting of shareholders. The shares voted represented 90% of the outstanding shares. The following items were voted upon at the annual meeting:
1. The four nominees for directors were elected based upon the following votes:

	VOTES
	For	Withheld
Geoffrey D. Knapp	3,437,457	107,818
Walter Straub	3,436,457	108,818
David Frosh	3,447,235	98,040
Donald Clark	3,450,585	94,690
There are no other members of the Board of Directors.
2. The ratification of the appointment of McGladrey & Pullen, LLP as the independent auditors of the Company received the following votes.

VOTES
For	Against	Abstain
3,528,320	15,300	1,654
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
CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: August 11, 2006	By	/s/ Geoffrey D. Knapp
Geoffrey D. Knapp
Chief Executive Officer

Date: August 11, 2006	By	/s/ Paul Caceres Jr.
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