Form 10-K
period 2006-09-30
CAM COMMERCE SOLUTIONS INC
filed 2006-12-15
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Act). ☐ Yes       ☑ No
The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2006 was approximately $67,477,000.
As of November 20, 2006, there were 3,968,360 outstanding shares of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE

Part II	Annual Report to Stockholders for
fiscal year ended September 30, 2006

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
ITEM 1. BUSINESS
The Company
CAM Commerce Solutions, Inc. was incorporated in California in 1983, and reincorporated in Delaware in 1987. Our principal business is to provide total commerce solutions for small to medium size, traditional retailers and Web retailers. We offer complete retailing systems, consisting of software, hardware, installation, training, technical support services and web hosting services. We also offer comprehensive payment processing solutions and services that integrate with our retailing systems as well as other suppliers’ systems. These solutions are based on our open architecture software products for managing inventory, point of sale, sales transaction processing, accounting and payment processing. Sales, service, research, and development staff are located in California and Nevada, while our customers are located throughout the United States.
Payment Processing Services (X-Charge)
We provide payment processing services for our customers utilizing our X-Charge software and a third party credit card payment processor. This generates revenues for us based on the number of credit card transactions processed by our customers.
X-Charge is integrated with our point of sale software, which allows our customers to integrate their payment processing with their point of sale system. This integration means they no longer need the stand alone credit card terminals. When one of our retailers who is using X-Charge rings up a sale at the cash register and selects to take payment with a credit card, the X-Charge software takes over automatically. It asks the operator to swipe the card on the cash register and then handles the approval, printing of the customer receipt on the cash register and all settlement functions and reporting after the fact. Thus, the sale takes place for the customer and the retailer in one transaction rather than the two transactions it would take to separately ring up the credit card on a stand alone credit card terminal in addition to ringing the sale on the cash register. Transactions are faster and more efficient with X-Charge.

Our X-Charge customer accounts can be broken up into two types. First, there are customers who have our own retailing solutions, such as Retail ICE, Retail Star, CAM-32, Profit$ or MicroBiz. Second, there are the customers of our resellers who are using a business software solution that the reseller has developed for their customers.
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
i.STAR
We provide retailers the ability to set up an internet storefront with our i.STAR software that is integrated with Retail STAR and CAM32 systems. The internet storefront is established within the system as a virtual store location in a chain of stores. The integrated accounting features (i.e. order processing and accounts receivable) are used to process, track, and ship the orders that are received from the internet storefront. As a one source solution for our customers, we also provide web hosting service for i.STAR.
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
Marketing
Direct Sales
We market our systems and services primarily through our direct sales force consisting of 45 salespersons and sales associates, all of whom work exclusively for us. Our marketing efforts extend nationwide with offices in the states of California, Nevada, Washington, Georgia, Florida, Missouri, Massachusetts, Texas and New Jersey. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by us to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, we are generally able to ship and install an entire system within four to six weeks. We are paid directly by the customer or by third-party leasing companies. Compensation for salespeople is based on a percentage of contract prices for each system sold.

Brochures, Trade Shows, and Advertising Media
We market our systems by advertising in trade journals, the Internet, and other print media targeted at retail businesses, by attending industry specific trade shows, by using sales promotional DVDs, and by direct mail advertising.
Sources of Supply
The computer hardware, which makes up our systems, consists primarily of standard components purchased by us from outside distributors and includes products such as Intel-based personal computers, Hewlett-Packard printers, Symbol Technologies hand-held laser scanners and portable data terminals, and Epson receipt printers. For most computer hardware components, we have more than one source of supply. We do not maintain a significant inventory of hardware component parts.
Customers
We have a wide base of customers with no single customer accounting for 10% or more of our revenues.
Backlog
We purchase component hardware for our systems based upon system purchase orders and our forecast of demand for our products. Orders from customers are usually shipped by us pursuant to an agreed upon schedule. Orders, however, may be canceled or rescheduled by the customer with a minimal penalty. For this reason, we believe such backlog information is not indicative of our future sales or business trends and is subject to fluctuation. As of September 30, 2006, backlog was approximately $719,000, as compared to $535,000 on September 30, 2005. This backlog is based upon purchase orders placed with us which we believe are firm orders that will be filled during fiscal year 2007.
Competition
The industry in which we operate is highly competitive. We compete with suppliers dedicated to servicing just one type of business and software suppliers that provide functions similar to our software to a variety of types of businesses. Most competitors sell their products through independent dealers on a regional and national basis. We sell our systems on a direct sales basis.
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
Seasonality
We experience a decline in demand for new systems from late November through early January because many retailers are reluctant to purchase and implement a point-of-sale system during their busy season. To offset our slow season for system sales, we have built a base of recurring revenue from existing customers primarily through our X-Charge payment processing service. The revenue from this service increases during the retailers’ busy season because of the increase in credit card sales.
Software Development
We develop our software using a modular approach, wherever possible, which allows a programmer to incorporate, replace or delete parts of an existing computer software program into a new program without affecting the operation of the remaining parts of the program. The incorporation of existing software, which has already been fully tested, into new product designs reduces the time and expense that we would otherwise incur in developing and enhancing our products.
We spent approximately $1,808,000, $1,706,000, and $1,725,000 on software development, including amounts capitalized during the years ended September 30, 2006, 2005, and 2004, respectively. We anticipate we will continue to incur software development costs in connection with enhancements and improvements of our software and the development of new products. These activities may require an increase in our programming and technical staff.
Employees
As of September 30, 2006, we had 188 full time employees, including 19 employed in finance, administration and executive officers, 20 in programming and quality assurance, 49 in sales and marketing, 22 in training and installation, 69 in technical support and customer service, and 9 in operations.
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
The revenue from our payment processing services grew by approximately 63% from fiscal 2005 to fiscal 2006 and accounted for approximately 39% of all revenue in fiscal 2006. This growth was due primarily to adding new customers, rather than increases in revenue from existing customers. We may not be able to continue to add new customers at the same rate in the future, in which case, our revenue growth may slow down substantially.
Our original core business of computer system sales is in decline.
The sales of turnkey computer systems for the retail market declined by approximately 14% in fiscal 2006. This decline is due to market factors outside of our control and may continue. We cannot predict if and when a turn around in our system sales will occur. In response to this decline, we have shifted our business emphasis to the processing of credit card payments and other similar transactions, but still continue to strive for improvement in our system sales.
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
Due to all of the foregoing factors, and the other risks discussed in this report, you should not rely on past operating results as an indication of future performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease approximately 26,000 square feet of space in Fountain Valley, California. On May 26, 2005, we signed a letter agreement with our landlord extending the term of the lease from five years to eight years, expiring March 31, 2010. This facility houses our corporate headquarters, which includes executive and administrative offices, service and support staff, system integration staff, and our inventory warehouse.
In addition, we lease approximately 11,000 square feet of office space in Henderson, Nevada from our Chief Executive Officer pursuant to a ten-year lease that expires on May 31, 2007. The facility houses our research and development team, our inside sales team and X-Charge group. We also lease approximately 1,900 square feet of office space in Upper Saddle River, New Jersey for the MicroBiz Division pursuant to a three-year lease that expires on August 31, 2007 and have various immaterial leases for sales offices throughout the country.
ITEM 3. LEGAL PROCEEDINGS
Other than the ordinary routine litigation incidental to our business that we are involved in or threatened with from time to time, there are no material pending legal proceedings to which we are a party or to which any of our properties are subject.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II
Pursuant to General Instruction G (2), Items 5, 6, 7, and 8 have been omitted since the required information is contained in our 2006 Annual Report to Stockholders pursuant to Rule 14a-3(b), which is filed as an exhibit and incorporated herein by reference below.

FORM 10-K	ANNUAL REPORT TO STOCKHOLDERS
ITEM 5: MARKET FOR REGISTRANT’S	PAGE 28: STOCK AND DIVIDEND DATA
COMMON EQUITY, RELATED
STOCKHOLDER’S MATTERS, AND ISSUER	PAGES 22-25: SHARE-BASED
PURCHASES OF EQUITY SECURITIES	COMPENSATION

ITEM 6: SELECTED FINANCIAL DATA	PAGE 29: SELECTED FINANCIAL DATA
SEE NOTE (A) BELOW

ITEM 7: MANAGEMENT’S DISCUSSION	PAGES 4-12: MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL	AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF	CONDITION AND RESULTS OF
OPERATIONS	OPERATIONS

ITEM 8: FINANCIAL STATEMENTS AND	SEE NOTE (B) BELOW
SUPPLEMENTARY DATA

Note (A) The selected financial data incorporated herein by reference to our 2006 Annual Report to Stockholders as of September 30, 2006 and 2005 and for each of the years in the three-year period ended September 30, 2006, have been derived from our audited financial statements included elsewhere in this report by reference. The selected financial data as of September 30, 2004 and for the years ended September 30, 2003 and 2002 have been derived from our audited financial statements not included herein. The data is qualified in its entirety by reference to, and should be read in conjunction with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report by reference.
Note (B) Information for Item 8 is included in our financial statements as of September 30, 2006 and 2005, and for each of the years in the three-year period ended September 30, 2006, and our unaudited quarterly financial data for the two years ended September 30, 2006 and 2005, on pages 13 through 25 and page 29, respectively, of our 2006 Annual Report to Stockholders which is hereby incorporated by reference. The reports of the independent auditors are included on pages 26 and 27 of the Annual Report to Stockholders.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
At September 30, 2006 and 2005, our cash and cash equivalents were approximately $15,196,000 and $15,763,000, respectively. At September 30, 2006 and 2005, we also held $8,457,000 and $5,300,000, respectively, of marketable available-for-sale securities consisting of debt instruments and certificate of deposits that bear interest rate risk. We place substantially all of our interest bearing investments with major financial and corporate institutions to limit risk. A 10% decline in interest rate yields would have resulted in a decrease in interest income of approximately $97,000 and $56,000 for the years ended September 30, 2006 and 2005, respectively.
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
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers and directors and their ages are as follows:

Name	Age	Position with the Company
Geoffrey D. Knapp	48	Chief Executive Officer, Director, Chairman of the Board, and Secretary

Paul Caceres	46	Chief Financial Officer and Chief Accounting Officer

Walter W. Straub	63	Director

David A. Frosh	48	Director

Donald A. Clark	56	Director
     Geoffrey D. Knapp, founder of the company, has been a director, and the Chief Executive Officer of the company since its organization in September 1983. Mr. Knapp received a bachelor’s degree in marketing from the University of Oregon.
     Paul Caceres has been our Chief Financial Officer and Chief Accounting Officer since July 1987. Mr. Caceres is a Certified Public Accountant, licensed in the state of California. He received a bachelor’s degree in business administration from the University of Southern California.
     Walter W. Straub has been a director of the company since May 1989. From 1984 to 2004, he served as the President, Chief Executive and Director of Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub is a Director of SafeNet, Inc., a public company that merged with Rainbow Technologies, Inc. in 2004. In October 2006, Mr. Straub was named Chairman of the Board and interim CEO of SafeNet, Inc. Mr. Straub received a bachelor’s degree in electrical engineering and a master’s degree in finance from Drexel University. In May 1993, Mr. Straub was elected to the Board of Trustees of Drexel University. Mr. Straub serves on the Concordia University President’s Advisory Council.
     David A. Frosh has been a member of the Board of Directors since August 1991. He is presently the President of Sperry Van Ness, a commercial real estate brokerage firm. Mr. Frosh was employed by the company as President from June 1996 to March 2001. From June 1990 to June 1996, Mr. Frosh was employed as sales executive for the national accounts division of Automatic Data Processing “ADP.” ADP provides computerized transaction processing, data communications and information services. From June 1988 to June 1990, Mr. Frosh served as Director of Marketing for Optima Retail Systems, a privately held company, which manufactured and marketed inventory control systems for the retail apparel industry. Mr. Frosh received a bachelor’s degree in marketing from Central Michigan University and a master’s degree in business administration from Claremont Graduate School.

     Donald A. Clark has been a member of the Board of Directors since November 2002. Mr. Clark has over 30 years of experience in retail operations and selling to retail businesses. He presently is the President and CEO of C&C Companies, a private, diversified apparel marketing and manufacturing company. Mr. Clark has held various executive positions with C&C Companies since 1983. C&C Companies designs, manufactures, markets and distributes apparel and accessories under the brand names of Rusty and Sanuk USA. The company directly distributes products in the USA and Canada. Mr. Clark attended the University of Arizona as a marketing and business major.
The terms of office of directors expire at the next Annual Meeting of Shareholders, or at such time as their successors have been duly elected and qualified. There are no arrangements or understandings by or between any director or executive officer and any other person(s), pursuant to which he or she was or is to be selected as a director or officer, respectively.
Beginning in fiscal 2006, our directors who are not officers each receive $5,000 for every Board meeting they attend. Prior to fiscal 2006, they received an option to purchase 7,500 shares of common stock at fair market value on the date of grant when they are elected at the annual shareholders meeting each year. Directors are entitled to an expense reimbursement for attending meetings. Officers serve at the discretion of the Board of Directors.
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
Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing Audit Committee, which consists of Walter W. Straub, David A. Frosh and Donald A. Clark, each of whom meets the independence requirements of the NASDAQ Stock Market. The Board of Directors has determined that Walter Straub is an “audit committee financial expert” as defined under applicable rules of the Securities and Exchange Commission.
Stockholder Nominees
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last proxy statement.
ITEM 11. EXECUTIVE COMPENSATION
The following table sets forth information concerning compensation paid by us for services rendered to us during fiscal year ended September 30, 2006, and the prior two fiscal years, to our Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000 (each a “Named Executive Officer”):

SUMMARY COMPENSATION TABLE

						Long-Term
Annual Compensation						Compensation
						Awards	Long-
				Other		Securities	Term
Name and				Annual	Restricted	Underlying	Incentive	All Other
Principal	Fiscal		(1)	Com-	Stock	Options/	Plan	Com-
Position	Year	Salary	Bonus	pensation	Award(s)	SARs (#)	Payouts	pensation

Geoffrey Knapp	2006	$317,000	$138,000	$0	$0	0	$0	$0
Chairman of the	2005	$305,000	$94,000	$0	$0	0	$0	$0
Board and CEO	2004	$270,000	$62,000	$0	$0	0	$0	$0

Paul Caceres	2006	$201,000	$88,000	$0	$0	0	$0	$0
CFO and CAO	2005	$193,000	$59,000	$0	$0	0	$0	$0
	2004	$167,000	$39,000	$0	$0	0	$0	$0

(1)	Bonuses paid to the Named Executive Officers are pursuant to annual incentive compensation programs established each year for selected employees, including executive officers. Under this program, performance goals, relating to such matters as income before taxes and net income, were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the company and the individual achieved or exceeded the performance goals.
Stock Options Granted and Exercised During Fiscal 2006
There were no stock options granted to executive officers during the fiscal year covered by this report.
The following table sets forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.
AGGREGATE OPTION EXERCISES AND FISCAL YEAR END OPTION VALUES

			Number of Securities	Value of Unexercised In-
	Shares		Underlying Unexercised	the-Money Options at
	Acquired on	Value (1)	Options at Sept. 30, 2006	Sept. 30, 2006 (2)
Name	Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Geoff Knapp	0	$0	70,000/0	$1,056,000/$0

Paul Caceres	10,000	$193,000	34,000/1,000	$524,000/$17,000

(1)	Market value of the underlying securities of the exercised options at the exercise date minus the exercise price of the options.

(2)	Market value of the underlying securities of such options at such date minus the exercise price of the options.
Compensation of Directors
The compensation plan for non-employee directors has changed. Beginning in fiscal 2006, they each receive $5,000 for every Board meeting they attend. During the fiscal year ended September 30, 2006, they each received $10,000. Prior to fiscal 2006, they were each granted options to purchase 7,500 shares of common stock when they were elected at the annual shareholders meeting each year. The non-employee directors are Walter Straub, David Frosh, and Donald Clark. These directors were also reimbursed for their expenses in attending meetings of the Board of Directors and committees of the Board. Directors who are employees of the company receive no compensation for serving on the Board of Directors.

Employment agreements
In 1996, we entered into employment agreements with Geoffrey D. Knapp, Chief Executive Officer, and Paul Caceres, Chief Financial Officer. The agreements call for the officers to serve in their respective executive positions for 12-month terms and renew automatically on an annual basis. The agreements terms currently include a minimum annual base salary of $314,000 for Mr. Knapp and $199,000 for Mr. Caceres. The agreements also include a provision for annual bonuses to be paid based on achieving annual performance goals.
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
A “Change of Control” shall be deemed to have occurred if: (i) a third person, including a “group” as defined in Article 13(d)(3) of the Securities Exchange Act of 1934, becomes the beneficial owner of shares of the company (a) having 30% or more of the total number of votes that may be cast for the election of directors of the company in 1996; and (b) having 30% or more of the total number of votes that may be cast for the election of directors of the company in 1997 and thereafter; or (ii) as the result of, or in connection with, any cash tender or exchange offer, merger of other business combination, sale of assets or contested election, or any combination of the foregoing transactions (a “Transaction”), the persons who were directors of the company before the Transaction shall cease to constitute a majority of the Board of Directors (the “Board”) of the company or any successor to the company.
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
Management compensation is designed to be comprised of 65% to 75% of fixed salary, and 25% to 35% of variable compensation based on performance factors. Stock options are granted at the discretion of the Board of Directors, and there is no set minimum or maximum amount of options that can be issued. Performance factors that determine management compensation are sales, net income of the company, and individual performance.
The Committee examines compilations of executive compensation such as various industry compensation surveys for middle market companies. In fiscal 2006, the compensation for the Chief Executive Officer and the other executive officers was comparable to other Chief Executive Officers and other executive officers of middle market companies in related industries.
Compensation Committee
Walter Straub, Donald Clark, and David Frosh
November 1, 2006

The Report of the Compensation Committee will not be deemed to be incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Act of 1934, except to the extent we specifically incorporate the report by reference.
Compensation Committee Interlocks and Insider Participation
As noted above, the members of the Compensation Committee during the fiscal year ended September 30, 2006 were Walter Straub, Donald Clark, and David Frosh. Neither Walter Straub nor Donald Clark has ever been an officer or employee of our company. David Frosh was formerly employed by our company as President from June 1996 to March 2001. None of our executive officers served as a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) of another entity during the fiscal year ended September 30, 2006.
No member of the Compensation Committee had, or will have, a direct or indirect material interest in any transaction or series of similar transactions that have occurred since the beginning of our fiscal year ended September 30, 2006, or in any currently proposed transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000.
1993 Stock Option Plan
In April 1993, our shareholders approved our 1993 Stock Option Plan (the “1993 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to us, at a price not less than the fair market value at the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors and expire ten years from the date of grant. The 1993 Plan expired in April 2003. At the time, options exercisable for all 1,200,000 shares of our common stock authorized for issuance under the 1993 Plan had been granted.
2000 Stock Option Plan
In April 2000, our Board of Directors approved our 2000 Stock Option Plan (the “2000 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to us, at a price not less than the fair market value at the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors and expire ten years from the date of grant. The 2000 Plan was not formally approved by our shareholders. The 2000 Plan allows for the issuance of an aggregate of 750,000 shares of our common stock. The 2000 Plan term is unlimited in duration. Options for 541,000 shares of our common stock have been granted under the 2000 Plan as of September 30, 2006.
Information required to be disclosed for options, warrants and rights is hereby incorporated by reference to our 2006 Annual Report on pages 22-25; footnote 5 “Share-Based Compensation.”
401(k) Plan
In July 1991, we adopted a contributory profit-sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Our contributions are at the discretion of the Board of Directors. We made a matching contribution of $136,000 for the fiscal year ended September 30, 2006.
Stock Price Performance Graph
The following graph shows a comparison of cumulative total returns for our company, the NASDAQ Composite Stock Market Index and the NASDAQ Computer and Data Processing Services Index, during the period commencing on September 30, 2001 and ending on September 30, 2006. The comparison assumes $100 was invested on September 30, 2001 in each of our common stock, the NASDAQ Stock Market Composite Index, and the NASDAQ Computer and Data Processing Services Stock Index and assumes the reinvestment of all dividends, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth as of September 30, 2006, certain information regarding ownership of our common stock by (i) each person that we know is the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, director nominees, and executive officers who owns common stock and (iii) all directors and officers as a group.

		Shares Beneficially Owned
	Name and Address of	Amount & Nature of
Title of Class	Beneficial Owner	Beneficial Owner (3)	Percentage of Class (3)

Common Stock	Geoffrey D. Knapp, Chairman of the Board and CEO (1)	537,000	13.3%
Common Stock	Paul Caceres, Chief Financial Officer (1)	34,000	*
Common Stock	Walter W. Straub, Director (1)	130,000	3.2%
Common Stock	David Frosh, Director (1)	22,000	*
Common Stock	Donald Clark, Director (1)	26,000	*
Common Stock	Ken Templeton, Beneficial Owner (2)	522,000	13.2%
Common Stock	All Directors and Officers as a Group (of 5 persons)	749,000	18%

*	less than 1%

(1)	The address of each beneficial owner is in care of CAM Commerce Solutions, Inc., 17075 Newhope Street, Fountain Valley, California 92708.

(2)	Address of beneficial owner is 3311 S. Rainbow Blvd., Las Vegas, NV 89146.

(3)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from September 30, 2006, are deemed outstanding, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. The total amount of these shares with respect to which all of the above have rights to acquire beneficial ownership in sixty (60) days are as follows: Geoffrey Knapp 70,000; Paul Caceres 34,000; Walter Straub 78,000; David Frosh 22,000; and Donald Clark 26,000. To our knowledge, each person named in the table has the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person or entity.
We do not know of any arrangements, including any pledge of our securities by any person, the operation of which may at a subsequent date result in a change in control of the company.
The following table sets forth the number of shares to be issued upon exercise of outstanding options, the weighted- average exercise price of such options, and the number of shares remaining available for issuance as of the end of the company’s most recently completed fiscal year.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

1993 Stock Option Plan approved by security holders	207,000	$4.08	—
2000 Stock Option Plan not approved by security holders	300,000	$8.25	209,000
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Since 1997, we have leased a building in Henderson, Nevada from the Chief Executive Officer of the company, Geoffrey D. Knapp. We paid $164,000 in lease payments to Mr. Knapp during the fiscal year ended September 30, 2006. The lease will expire on May 31, 2007. The annual rate increase under the lease agreement is based on increases in the consumer price index.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees incurred for services provided by McGladrey & Pullen, LLP for fiscal 2006 and fiscal 2005 were as follows:

		% Pre-Approved by		% Pre-Approved by
Category	Fiscal 2006	Audit Committee	Fiscal 2005	Audit Committee

Audit Fees*	$121,000	100%	$109,000	100%
Audit-Related Fees**	23,000	100%	19,500	100%
Tax Fees	—	—	—	—
All Other Fees	—		—	—

*	Includes annual audit and quarterly reviews

**	Fees for work related to our SFAS123R adoption and compliance with Section 404 of the Sarbanes- Oxley Act.

We appointed McGladrey & Pullen, LLP as our new independent registered public accounting firm, to perform auditing services beginning with fiscal 2005. Ernst & Young LLP was our independent registered public accounting firm for the 2004 fiscal year.
Audit Committee Pre-Approval Policies
Our Audit Committee has adopted detailed pre-approval policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. All of these services were pre-approved in fiscal years 2005 and 2006. The fees are budgeted, and actual fees versus the budget are monitored throughout the year. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of the Audit Committee before engaging the independent auditor. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee’s responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee no later than at its next scheduled meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report.
     1. Financial Statements
The financial statements required by Item 8 of this report are incorporated by reference to our 2006 Annual Report to Stockholders (See Index to Financial Statements and Financial Statement Schedule on page 19) .
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
3(b) By-Laws, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).
10(a) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993-SEC File No. 333-121541).
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
10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)
13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2006
23a Consent and Report on Schedule of Independent Registered Public Accounting Firm
23b Consent and Report on Schedule of Independent Registered Public Accounting Firm
31 (a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
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
Paul Caceres,
Chief Financial Officer and
Chief Accounting Officer

Date: December 15, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Geoffrey D. Knapp Geoffrey D. Knapp	Chief Executive Officer and Chairman of the Board	December 15, 2006

/s/ David Frosh David Frosh	Director	December 15, 2006

/s/ Walter W. Straub Walter W. Straub	Director	December 15, 2006

/s/ Donald Clark	Director	December 15, 2006
Donald Clark

CAM COMMERCE SOLUTIONS, INC.
INDEX TO
FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
ITEM 15(a)

	Page Reference
	Annual Report
	to Stockholders	Form 10-K
Reports of Independent Registered Public Accounting Firms	26-27

Balance Sheets at September 30, 2006 and 2005	13

Statements of Income for the Years Ended September 30, 2006, 2005 and 2004	14

Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004	15

Statements of Stockholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004	16

Notes to Financial Statements	17-25

Schedule II. Valuation and Qualifying Accounts for the Years Ended September 30, 2006, 2005 and 2004		20

Consent and Report on Schedule of Independent Registered Public Accounting Firm		Exhibit 23a

Consent and Report on Schedule of Independent Registered Public Accounting Firm		Exhibit 23b
All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

CAM Commerce Solutions, Inc.
Schedule II – Valuation and Qualifying Accounts
Years Ended September 30, 2006, 2005, and 2004

	Balance at	Additions	Deductions/Accounts
	Beginning of	Charged to	Written Off Net of	Balance at End
	Year	Income	Recoveries	of Year

Allowance for Doubtful Accounts Receivable
2006	$146,000	$37,000	$29,000	$154,000
2005	$155,000	$178,000	$187,000	$146,000
2004	$140,000	$113,000	$98,000	$155,000

EXHIBIT INDEX

Exhibit	Description
3(a)	Certification of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993-SEC File No. 333-121541).

10(b)	Employment Agreement, and Change in Control Agreements for Geoffrey D. Knapp, dated January 1, 1996, (incorporated by reference to Exhibits 10 (h) and (i) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(c)	Employment Agreement, and Change in Control Agreements for Paul Caceres, dated January 1, 1996, (incorporated by reference to Exhibits 10 (j) and (k) to the Form 10-Q for the period ended March 31, 1996, filed on May 7, 1996).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998 — SEC File No. 333-57907).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f)	Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001).

10(g)	Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)

10(i)	Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)

13(a)	Annual Report to Stockholders for the fiscal year ended September 30, 2006

23a	Consent and Report on Schedule of Independent Registered Public Accounting Firm

23b	Consent and Report on Schedule of Independent Registered Public Accounting Firm

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
The company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.