Form 10-Q
period 2006-12-31
CAM COMMERCE SOLUTIONS INC
filed 2007-02-08
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
Executive offices)
(714) 241-9241
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of January 31, 2007, there were 4,020,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	DECEMBER 31, 2006	SEPTEMBER 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,369	$15,196
Marketable available-for-sale securities	8,101	8,457
Accounts receivable, net	2,183	1,936
Inventories	351	391
Deferred income taxes	1,000	991
Other current assets	187	138

Total current assets	28,191	27,109

Deferred income taxes	49	56
Property and equipment, net	424	484
Intangible assets, net	453	445
Other assets	70	51

Total assets	$29,187	$28,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$207	$301
Accrued compensation and related expenses	1,008	1,255
Deferred service revenue and customer deposits	1,866	1,499
Cash dividends payable	643	594
Other accrued liabilities	83	103

Total current liabilities	3,807	3,752
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 4,013,000 shares issued and outstanding at December 31, 2006 and 3,961,000 at September 30, 2006	4	4
Capital in excess of par value	22,290	21,634
Accumulated other comprehensive loss	—	(6)
Retained earnings	3,086	2,761

Total stockholders’ equity	25,380	24,393

Total liabilities and stockholders’ equity	$29,187	$28,145

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005
REVENUES
Net payment processing revenues	$3,465	$2,578
Net hardware, software and installation revenues	2,285	3,064
Net service revenues	1,422	1,344

Total net revenues	7,172	6,986
COSTS AND EXPENSES
Cost of payment processing revenues	130	118
Cost of hardware, software and installation revenues (1)	1,184	1,665
Cost of service revenues (1)	637	594

Total cost of revenues	1,951	2,377
Selling, general and administrative expenses (1) (2)	3,663	3,272
Research and development expenses (1)	383	363
Interest income	(305)	(206)

Total costs and expenses	5,692	5,806

Income before provisions for income taxes	1,480	1,180
Provisions for income taxes	512	438

Net income	$968	$742

Basic net income per share	$0.24	$0.19

Diluted net income per share	$0.23	$0.18

Shares used in computing basic net income per share	3,980	3,849

Shares used in computing diluted net income per share	4,191	4,096

Cash dividends declared per common share	$0.16	$0.14

(1)	Includes stock-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$3	$4
Cost of service revenues	5	5
Selling, general and administrative expenses	23	25
Research and development expenses	7	8

(2)	Includes $42 and $40 for the three months ended December 31, 2006 and 2005, respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005
Operating activities:
Net income	$968	$742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	182
Provision for doubtful accounts	—	(23)
Change in deferred income taxes	512	341
Share-based compensation	38	42
Excess tax benefits from share-based payment arrangements	(374)	(57)
Changes in operating assets and liabilities:
Accounts receivable	(247)	(530)
Inventories	40	16
Other assets	(68)	(40)
Accounts payable	(94)	30
Accrued compensation and related expenses	(247)	(145)
Deferred service revenue and customer deposits	367	125
Other accrued liabilities	(160)	(51)

Cash provided by operating activities	897	632

Cash flows from investing activities:
Purchase of property and equipment	(35)	(66)
Capitalized software development costs	(75)	(73)
Purchase of marketable securities	(1,008)	(954)
Proceeds from maturity of marketable securities	1,370	285

Cash provided by (used in) investing activities	252	(808)

Cash flows from financing activities:
Proceeds from exercise of stock options	244	121
Excess tax benefits from share-based payment arrangements	374	57
Dividends paid on common stock	(594)	(385)

Cash provided by (used in) financing activities	24	(207)

Net increase (decrease) in cash and cash equivalents	1,173	(383)
Cash and cash equivalents at beginning of period	15,196	15,763

Cash and cash equivalents at end of period	$16,369	$15,380

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In thousands, except per share data)
ORGANIZATION AND BUSINESS
CAM Commerce Solutions, Inc. (the Company) was incorporated in California in 1983, and reincorporated in Delaware in 1987. The Company designs, develops, markets, installs and services highly integrated retailing and payment processing solutions for small to medium size traditional and eCommerce businesses based on its open architecture software. These integrated solutions include credit and debit card processing, inventory management, point of sale, accounting, Internet sales, gift card and customer loyalty programs, and extensive management reporting. Payment processing services are provided on a transaction based business model.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three months ended December 31, 2006 and 2005 are unaudited. They have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable securities at December 31, 2006 and September 30, 2006 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The gross unrealized losses on securities available-for-sale at December 31, 2006 and September 30, 2006 were $0 and ($10), respectively. There were no realized gains (losses) for the three months ended December 31, 2006 and 2005. Amortized cost of the Company’s marketable securities at December 31, 2006 and September 2006 were $7,968 and $8,350, respectively.
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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In thousands, except per share data)
Concentrations of Credit Risk
The Company sells its products primarily to small-to-medium size retailers. Credit is extended based on an evaluation of the customer’s financial condition, and collateral is generally not required. Credit losses have traditionally been minimal and such losses have been within management’s expectations.
Inventories
Inventories are stated at the lower of cost or market determined on a first-in, first-out basis, or net realizable value. Inventories are composed of finished goods, which include electronic point-of-sale hardware and computer equipment used in the sale and service of the Company’s products.
Comprehensive Income
The following table presents the calculation of comprehensive income:

	THREE MONTHS ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005
Net income	$968	$742
Unrealized gain on marketable securities available for sale, net of tax	6	1

Comprehensive income	$974	$743

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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In thousands, except per share data)
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
Segments
The Company separately discloses its principal operations in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information. ” The Company classifies its business operations into three segments: 1) Payment processing; 2) Hardware, software and installation; and 3) Service. Net revenues and the related cost of revenues by segment are as disclosed on the accompanying Statement of Income. The Company does not allocate selling, general and administrative or research and development expenses, including depreciation and amortization, to segments nor are there any segment reconciling items between the amounts reported on the Statement of Income and income before taxes. In addition, the Company does not separately account for segment assets or liabilities.
Recently Issued Accounting Announcements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will require that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings. The Company plans to adopt FIN 48 in the first quarter of fiscal 2008 and management is currently evaluating the impact on the financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff has stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 will be effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB 108 in the first quarter of fiscal 2007. The Company does not expect that SAB 108 will have a material impact on its financial condition, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the consolidated financial statements.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In thousands, except per share data)
In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 is effective in interim and annual periods beginning after December 15, 2006. The scope of this issue includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between seller and a customer. The Board requires the amount of those taxes that is recognized on a gross basis (included in revenues and cost) in interim and annual financial statements for each period for which an income statement is presented to be disclosed if those amounts are significant. The Company currently presents and will continue to present sales taxes on a net basis (excluded from revenues) in its Statement of Income.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.
Intangible Assets
The Company capitalizes costs incurred to develop new marketable software and enhance its existing systems software. Costs incurred in creating the software are charged to expense when incurred as research and development until technological feasibility has been established through the development of a detailed program design. Once technological feasibility has been established, software production costs are capitalized and reported at the lower of amortized cost or net realizable value.
License agreements and capitalized software costs are amortized on the straight-line method over estimated useful lives ranging from three to five years. Amortization of capitalized software costs commences when the products are available for general release to customers.
Unamortized capitalized software costs at December 31, 2006 and at September 30, 2006 were $453 and $445, respectively.
Amortization of capitalized software costs, charged to cost of hardware, software and installation, for the three months ended December 31, 2006 and 2005 were $68 and $81, respectively.
Use of Estimates
The preparation of financial statements in accordance with United States GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset valuations, deferred income tax asset valuation allowances, accounting for share-based compensation, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future results of operations will be affected.
Advertising
The Company expenses the costs of advertising as incurred. Advertising expenses for the three months ended December 31, 2006 and 2005 were $150 and $96, respectively.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In thousands, except per share data)
Shipping and Handling
Shipping and handling fees and costs are included in the Statement of Income under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues. ”
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. Options outstanding of 62 shares were excluded from the diluted net income per share computation for the three months ended December 31, 2005 because their effect was anti-dilutive. There were no anti-dilutive options excluded from the diluted net income per share computation for the three months ended December 31, 2006.
The computations of basic and diluted net income per share for the three months ended December 31, 2006 and 2005 are as follows:

	THREE MONTHS ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005
Numerator:
Net income for basic and diluted net income per share	$968	$742

Denominator:
Weighted-average shares outstanding	3,980	3,849

Denominator for basic net income per share:
Weighted-average shares	3,980	3,849
Effect of dilutive securities:
Stock options	211	247

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,191	4,096

Basic net income per share	$0.24	$0.19

Diluted net income per share	$0.23	$0.18

Dividends Declared
The Company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the quarterly results. During the three months ended December 31, 2006, the Board of Directors declared a cash dividend of $0.16 per outstanding share based on the results of the fourth quarter ended September 30, 2006. The dividend was paid on January 16, 2007 to shareholders of record on January 5, 2007.
Share-Based Compensation
In 1993, the stockholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allowed for the issuance of an aggregate of 1,200 shares of the Company’s common stock. The 1993 Plan had a term of ten years. There have been 1,200

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In thousands, except per share data)
options granted under the 1993 Plan as of December 31, 2006. The Company currently has 166 shares reserved for issuance related to the options that remain outstanding under the 1993 Plan.
In April 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The plan allows for the issuance of an aggregate of 750 shares of the Company’s common stock. The term of the plan is unlimited in duration. There have been 538 options granted under the plan as of December 31, 2006. The Company has 497 shares reserved for issuance related to the options that remain outstanding under the 2000 Plan.
Statement of Financial Accounting Standards No. 123R, Share Based Payments (“SFAS 123R”) requires share-based payments, including grants of employee stock options, to be recognized in the Statement of Income as an expense, based on their grant date fair values with such fair values amortized over the estimated service period. The Company elected to utilize the modified prospective method for the transition to SFAS 123R. Under the modified prospective method, compensation expense will be recognized for all stock-based compensation awards granted prior to, but not yet vested as of the adoption of SFAS 123R, based on grant-date fair values estimated in accordance with the original provision of SFAS 123. The Company used 0% forfeitures for calculating its compensation expense.
At December 31, 2006, there was $184 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
For options exercised during the three-month period ended December 31, 2006, newly issued shares were issued.
A summary of the stock option plans at December 31, 2006 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF OPTIONS	PRICE	TERM (IN YEARS)	VALUE

Options outstanding at December 31, 2006	452	$6.72	4.7	$8,185
Options expected to vest at December 31, 2006	440	$6.60	4.6	$8,029
Options exercisable at December 31, 2006	417	$6.35	4.4	$7,714

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
The section entitled “Forward Looking Statements” set forth below, the section entitled “Risk Factors” in our report on Form 10-K for the fiscal year ended September 30, 2006, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, our 10-K report, and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
OVERVIEW
We design, develop, market, install and service highly integrated retailing and payment processing solutions for small to medium size traditional and eCommerce businesses based on our open architecture software. These integrated solutions include credit and debit card processing, inventory management, point of sale, accounting, Internet sales, gift card and customer loyalty programs, and extensive management reporting. Payment processing services are provided on a transaction based business model.
We provide integrated retailing and payment processing solutions to small to medium retailers both on direct basis and through a growing network of resellers. We offer payment processing software program, called X-Charge, which can be integrated with our point-of-sale systems and our resellers’ systems. This allows our customers to process a sale and credit card payment in one transaction using just the point-of-sale system, eliminating the need to separately process the credit card on a stand-alone credit card terminal. X-Charge is integrated with our five turn-key retailing systems, consisting of: CAM32, which is designed for hard goods retailers whose inventory is re-orderable in nature; Profit$, which is designed for apparel and shoe retailers whose inventory is seasonal in nature, and color and size oriented; Retail STAR, which is designed to incorporate multiple functions of both the CAM32 and Profit$ systems; Retail ICE, which is a single-user derivative of Retail STAR; and Microbiz, which is designed for single-store, hard goods retailers that are generally smaller in size than customers that utilize the CAM32 system. Our systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by day and/or month. In addition, our systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (last cost, average cost and retail) and other reports. The systems can also provide integrated or interfaced accounting functions including accounts receivable, accounts payable, and general ledger.
OFF BALANCE SHEET ARRANGEMENTS
There are no off balance sheet items as of December 31, 2006.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and reported amounts of net revenue and expenses during the reporting period. We regularly evaluate estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset valuations, deferred income tax asset valuation allowances, accounting for share-based compensation related to SFAS 123R, and other contingencies. The estimates and assumptions are based on historical

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
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
Impairment of Intangible Assets
The value of our intangible assets could be impacted by future adverse changes such as (i) any future declines in our operating results, and (ii) any failure to meet our future performance projections. An annual impairment review will be performed during the fourth quarter of each fiscal year or more frequently if indicators of impairment exist. In the process of the annual impairment review, we use the income approach methodology of valuation that includes both the undiscounted and discounted cash flow methods as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, revenue and cost forecasts would not be achieved, and we could incur additional impairment charges.
Deferred Taxes
We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” We do not carry a valuation allowance for our deferred tax assets. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including projected future taxable income, and recent financial performance.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
RESULTS OF OPERATIONS
The following tables summarize the results of our operations for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

	Three months ended December 31,		Variance
	2006	2005	Amount	%

Net payment processing revenues	$3,465	$2,578	$887	34%
Net hardware, software and installation revenues	2,285	3,064	(779)	(25%)
Net service revenues	1,422	1,344	78	6%

Total net revenues	7,172	6,986	186	3%
Cost of payment processing revenues	130	118	12	10%
Cost of hardware, software and installation revenues	1,184	1,665	(481)	(29%)
Cost of service revenues	637	594	43	7%

Total cost of revenues	1,951	2,377	(426)	(18%)
Selling, general and administrative expenses	3,663	3,272	391	12%
Research and development expenses	383	363	20	6%
Interest income	(305)	(206)	99	48%

Total costs and expenses	5,692	5,806	(114)	(2%)

Income before provision for income taxes	1,480	1,180	300	25%
Provision for income taxes	512	438	74	17%

Net income	$968	$742	226	30%

Gross profit on payment processing revenues	$3,335	$2,460	875	36%
Gross profit on hardware, software and installation revenues	1,101	1,399	(298)	(21%)
Gross profit on service revenues	785	750	35	5%

Total gross profit	$5,221	$4,609	612	13%

Gross margin on payment processing revenues	96%	95%
Gross margin on hardware, software and installation revenues	48%	46%
Gross margin on service revenues	55%	56%
Gross margin on total net revenues	73%	66%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except in reference to the number of X-Charge accounts and resellers)
Significant Trends
Our X-Charge payment processing revenues continued to increase quarter over quarter and year over year. X-Charge payment processing revenues for the three months ended December 31, 2006 increased 34%, compared to the same period of last fiscal year. X-Charge payment processing revenues represent our largest revenue source for the last two quarters. Recurring revenues from X-Charge payment processing and post contract customer support service made up 68% of our total revenues in the quarter ended December 31, 2006. During the quarter ended December 31, 2006, we installed a record 1,521 new X-Charge payment processing accounts, which is a 65% increase over the 922 accounts installed during the same quarter of the prior fiscal year. We are continuing to have more merchants processing with X-Charge and signing up new resellers each quarter. As of December 31, 2006, we had more than 9,000 merchant accounts generating X-Charge revenues. Our X-Charge reseller base increased to 285 resellers who had earned residual income from their X-Charge payment processing accounts during the quarter. We are still generating high margins from the recurring X-Charge payment processing revenues. We achieved record pre-tax income and pre-tax margin for the three months ended December 31, 2006, primarily due to the high margin, recurring X-Charge payment processing revenues.
Our systems business continued to show disappointing results with system revenues coming in lower than expected. Hardware sales decreased 29%, which accounted for the largest part of the decrease in system revenues. Hardware sales generate our lowest gross profit margins.
Service revenues increased 6% for the three months ended December 31, 2006, compared to the three months ended December 31, 2005, resulting from an increase in i.Star web hosting service revenue and an increase in support contract pricing.
Revenues
We derive revenues from our payment processing service known as X-Charge, system sales (consisting of computer hardware, licensing of computer software, and installation and training), and post contract customer support service. Total revenues, consisting of system revenues, service revenues and payment processing revenues, for the quarter ended December 31, 2006 increased 3% to $7,172, from $6,986 for the quarter ended December 31, 2005.
Payment processing revenues for the quarter ended December 31, 2006 increased 34% to $3,465, compared to $2,578 for the same period of last fiscal year. The increase was due to the increase in the number of payment processing accounts from the corresponding period of the prior fiscal year.
System revenues for the quarter ended December 31, 2006 decreased 25% to $2,285, compared to $3,064 for the same period of last fiscal year. The decrease in system revenues was primarily due to a decline in hardware sales to both new and existing customers.
Service revenues for the quarter ended December 31, 2006 increased 6% to $1,422, compared to $1,344 for the quarter ended December 31, 2005. The increase in service revenues was primarily due to an increase in i.Star web hosting service revenue and an increase in support contract pricing.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Gross Margin
Gross margin on net revenues increased to 73% for the three months ended December 31, 2006, compared to 66% for the three months ended December 31, 2005. The increase in gross margin was due to an increase in high margin, recurring X-Charge payment processing revenues.
Gross margin on system revenues for the three months ended December 31, 2006 increased slightly to 48%, compared to 46% for the same period of the prior fiscal year. The increase was due to a change in revenue mix with lower hardware sales at lower margins. Gross margin on service revenues for the three months ended December 31, 2006 decreased slightly to 55%, compared to 56% for the three months ended December 31, 2005. Gross margin on payment processing revenues for the three months ended December 31, 2006 remained relatively consistent at 96%, compared to 95% for the three months ended December 31, 2005.
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses increased $391 to $3,663, or 51% of net revenues, for the quarter ended December 31, 2006, compared to $3,272, or 47% of net revenues, for the three months ended December 31, 2005. Selling, general and administrative expenses increased 12% for the three months ended December 31, 2006, compared to the same period of the prior fiscal year. This increase was primarily due to the increase in commissions expense related to higher payment processing revenues and higher payroll costs related to an increase in administrative and sales personnel required for X-Charge revenue growth.
Research and Development Expenses
Research and development expenses expressed as a percentage of net revenues for the three months ended December 31, 2006 was flat at 5%, compared to the three months ended December 31, 2005. Research and development expenses increased to $383 for the three-month period ended December 31, 2006, compared to $363 for the three months ended December 31, 2005. The increase in expenses for the three months ended December 31, 2006 was due to an increase in salaries. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes for the three months ended December 31, 2006 was $512, compared to $438 for the three months ended December 31, 2005. The effective tax rate for the three months ended December 31, 2006 was 35%, compared to 37% for the three months ended December 31, 2005. The lower effective tax rate for the three months ended December 31, 2006 included the benefit from the retroactive renewal of the R&D credit by Congress in December of 2006.
Net Income
Net income for the quarter ended December 31, 2006 increased 30% to $968, compared to $742 for the three months ended December 31, 2005. The increase in net income was primarily due to the increase in high margin, recurring X-Charge payment processing revenues.
LIQUIDITY AND CAPITAL RESOURCES
In the last several years, we have financed our operations almost entirely from the cash flow generated from operations. Net income was the primary source of our increase in cash provided from operations. Our cash and cash equivalents plus marketable securities totaled $24,470 on December 31, 2006, compared to $23,653 on September 30, 2006. The increase resulted primarily from cash provided

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
from operating activities. During the three months ended December 31, 2006, we generated $897 from operations, expended $110 for fixed assets and capitalized software development, used $1,008 for marketable securities investments and $594 for dividend payments, and received $1,370 from maturity of investments and $244 from stock options exercised, compared to the three months ended December 31, 2005, in which $632 was generated from operations, $139 was used for fixed assets and capitalized software development, $954 was used for marketable securities investments, $385 was used for dividend payment, $285 received from maturity of investments, and $121 received from stock options exercised.
The company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the quarterly results. During the three months ended December 31, 2006, the Board of Directors declared a cash dividend of $0.16 per outstanding share based on the results of the fourth quarter ended September 30, 2006. The dividend was paid on January 16, 2007 to shareholders of record on January 5, 2007.
The decision to pay a dividend is re-evaluated quarterly based on our earnings performance, regulatory limitations and other conditions which may affect our desire to pay dividends in the future and is subject to approval by the Board of Directors. Other than performance, there are no restrictions that currently materially limit, or that we reasonably believe are likely to limit materially the future payment of dividends.
At December 31, 2006 cash and cash equivalents plus marketable securities made up 87% of our total current assets. Our current ratio at December 31, 2006 was 7.4. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
Inflation
Inflation had no material impact on our operations in the past.
Contracts and Commitments
On December 19, 2006, we signed a lease agreement with our Chief Executive Officer, Geoffrey D. Knapp, for approximately 20,500 square feet of office space in Henderson, Nevada. The building houses our research and development, marketing, inside sales and support employees. The lease is for a ten-year term that commences upon the completion of the building expansion space, estimated to occur by March 15, 2007. The initial rent of $25,949 per month is subject to annual percentage increases equal to the increases, if any, in the Consumer Price Index. No rent adjustment, however, shall be less than two percent (2%) nor greater than four percent (4%).
During the three-month period ended December 31, 2006, there were no material changes outside of our ordinary business in our capital leases, operating leases, purchase obligations, or other obligations reflected on our balance sheet at December 31, 2006.
The following table summarizes payment obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term obligations for the remaining periods of the current fiscal year and future fiscal years.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN 5
	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	YEARS
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	$—	$—	$—	$—	$—
Operating leases	$4,450	$536	$1,959	$943	$1,012
Purchase obligations	$—	$—	$—	$—	$—
Other long-term obligations	$—	$—	$—	$—	$—
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
In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this report and are based upon the information available to us at this time. Such information is subject to change. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including, but not limited to the following: our recent growth has been due primarily to the addition of new customers for our X-Charge payment processing services and not increases in revenues from existing customers of those services; our original core business of computer system sales is in decline; the population of our target customers is declining; our stock is thinly traded; we face intense competition in the retail point of sale industry; the availability and pricing of competing products; the effectiveness of our expense and cost control efforts; our ability to develop and deliver software products in a timely manner; the rate at which customers adopt our new products and services; the effect of new and emerging technologies; the ability to retain and hire key personnel needed to implement business and product plans; the level or orders received that can be shipped in any quarter; and other risks and factors detailed in our Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC. Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. If interest rates were to decrease by 10%, the interest income would have decreased by $31. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
Credit Risk
We are currently exposed to credit risk on credit extended to customers, which are mostly small-to-medium-size retailers. We actively monitor this risk through a variety of control procedures involving senior management. Historically, credit losses have been small and within our expectations.
Foreign Exchange Rate Risk
We do no operate internationally and, therefore, are not subject to market risk from changes in foreign exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II . OTHER INFORMATION
Item 1 Legal Proceedings
     None
Item 1A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.
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
10(a) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).
10(b) Employment Agreement and Change in Control Agreements for Geoffrey D. Knapp, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).
10(c) Employment Agreement and Change in Control Agreements for Paul Caceres, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).
10(d) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).
10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f) Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)
10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)
10(j) Henderson, Nevada Office Lease Agreement (incorporated by reference to Form 8-K filed on December 19, 2006)
31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)
Date: February 8, 2007	By	/s/ Geoffrey D. Knapp
Geoffrey D. Knapp
Chief Executive Officer

Date: February 8, 2007	By	/s/ Paul Caceres Jr.
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
10(a) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).
10(b) Employment Agreement and Change in Control Agreements for Geoffrey D. Knapp, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).
10(c) Employment Agreement and Change in Control Agreements for Paul Caceres, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).
10(d) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).
10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).
10(f) Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)
10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)
10(j) Henderson, Nevada Office Lease Agreement (incorporated by reference to Form 8-K filed on December 19, 2006)
31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.