Form 10-Q
period 2007-03-31
CAM COMMERCE SOLUTIONS INC
filed 2007-05-09
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2007, there were 4,047,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	MARCH 31, 2007	SEPTEMBER 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,167	$15,196
Marketable available-for-sale securities	8,181	8,457
Accounts receivable, net	2,198	1,936
Inventories	308	391
Deferred income taxes	887	991
Other current assets	233	138

Total current assets	28,974	27,109
Deferred income taxes	37	56
Property and equipment, net	408	484
Intangible assets, net	463	445
Other assets	128	51

Total assets	$30,010	$28,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370	$301
Accrued compensation and related expenses	1,250	1,255
Deferred service revenue and customer deposits	1,736	1,499
Cash dividends payable	726	594
Other accrued liabilities	110	103

Total current liabilities	4,192	3,752
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 4,033,000 shares issued and outstanding at March 31, 2007 and 3,961,000 at September 30, 2006	4	4
Capital in excess of par value	22,594	21,634
Accumulated other comprehensive income (loss)	6	(6)
Retained earnings	3,214	2,761

Total stockholders’ equity	25,818	24,393

Total liabilities and stockholders’ equity	$30,010	$28,145

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
REVENUES
Net payment processing revenues	$3,342	$2,324
Net hardware, software and installation revenues	2,576	2,848
Net service revenues	1,429	1,311

Total net revenues	7,347	6,483
COSTS AND EXPENSES
Cost of payment processing revenues	181	126
Cost of hardware, software and installation revenues (1)	1,234	1,508
Cost of service revenues (1)	639	607

Total cost of revenues	2,054	2,241
Selling, general and administrative expenses (1) (2)	3,840	3,387
Research and development expenses (1)	397	400
Interest income	(310)	(223)

Total costs and expenses	5,981	5,805

Income before provision for income taxes	1,366	678
Provision for income taxes	512	261

Net income	$854	$417

Basic net income per share	$0.21	$0.11

Diluted net income per share	$0.20	$0.10

Shares used in computing basic net income per share	4,022	3,890

Shares used in computing diluted net income per share	4,220	4,169

Cash dividends declared per common share	$0.18	$0.14

(1) Includes share-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$3	$4
Cost of service revenues	5	5
Selling, general and administrative expenses	21	21
Research and development expenses	7	8

(2) Includes $42 and $40 for the three months ended March 31, 2007 and 2006, respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
REVENUES
Net payment processing revenues	$6,807	$4,902
Net hardware, software and installation revenues	4,861	5,912
Net service revenues	2,851	2,655

Total net revenues	14,519	13,469
COSTS AND EXPENSES
Cost of payment processing revenues	311	244
Cost of hardware, software and installation revenues (1)	2,418	3,173
Cost of service revenues (1)	1,276	1,201

Total cost of revenues	4,005	4,618
Selling, general and administrative expenses (1) (2)	7,503	6,659
Research and development expenses (1)	780	763
Interest income	(615)	(429)

Total costs and expenses	11,673	11,611

Income before provision for income taxes	2,846	1,858
Provision for income taxes	1,024	699

Net income	$1,822	$1,159

Basic net income per share	$0.46	$0.30

Diluted net income per share	$0.43	$0.28

Shares used in computing basic net income per share	4,001	3,869

Shares used in computing diluted net income per share	4,206	4,133

Cash dividends declared per common share	$0.34	$0.28

(1) Includes share-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$6	$8
Cost of service revenues	10	10
Selling, general and administrative expenses	44	46
Research and development expenses	14	16

(2)	Includes $84 and $81 for the six months ended March 31, 2007 and 2006, respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
Operating activities:
Net income	$1,822	$1,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325	342
Provision for doubtful accounts	9	(31)
Change in deferred income taxes	120	135
Share-based compensation	74	80
Excess tax benefits from share-based payment arrangements	(496)	(457)
Changes in operating assets and liabilities:
Accounts receivable	(271)	(86)
Inventories	83	13
Other assets	(172)	(3)
Accounts payable	69	(33)
Accrued compensation and related expenses	(5)	(43)
Deferred service revenue and customer deposits	237	103
Other accrued liabilities	503	342

Cash provided by operating activities	2,298	1,521

Cash flows from investing activities:
Purchase of property and equipment	(108)	(119)
Capitalized software development costs	(159)	(141)
Purchase of marketable securities	(1,744)	(2,269)
Proceeds from maturity of marketable securities	2,035	750

Cash provided by (used in) investing activities	24	(1,779)

Cash flows from financing activities:
Proceeds from exercise of stock options	390	402
Excess tax benefits from share-based payment arrangements	496	457
Dividends paid on common stock	(1,237)	(926)

Cash used in financing activities	(351)	(67)

Net increase (decrease) in cash and cash equivalents	1,971	(325)
Cash and cash equivalents at beginning of period	15,196	15,763

Cash and cash equivalents at end of period	$17,167	$15,438

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(In thousands, except per share data)
ORGANIZATION AND BUSINESS
CAM Commerce Solutions, Inc. (the “Company”) was incorporated in California in 1983, and reincorporated in Delaware in 1987. The Company designs, develops, markets, installs and services highly integrated retailing and payment processing solutions for small-to-medium size traditional and eCommerce businesses based on its open architecture software. These integrated solutions include credit and debit card processing, inventory management, point of sale, accounting, Internet sales, gift card and customer loyalty programs, and extensive management reporting. Payment processing services are provided on a transaction based business model.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three and six months ended March 31, 2007 and 2006 are unaudited. They have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All investment securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable available-for-sale securities at March 31, 2007 and September 30, 2006 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The gross unrealized gains (losses) on marketable available-for-sale securities at March 31, 2007 and September 30, 2006 were $9 and ($10), respectively. There were no realized gains (losses) for the three and six months ended March 31, 2007 and 2006. Amortized cost of the Company’s marketable available-for-sale securities at March 31, 2007 and September 2006 were $8,027 and $8,350, respectively.
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
MARCH 31, 2007
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
Comprehensive Income
The following tables present the calculations of comprehensive income:

	THREE MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
Net income	$854	$417
Unrealized gain on marketable available-for- sale securities, net of tax	6	4

Comprehensive income	$860	$421

	SIX MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
Net income	$1,822	$1,159
Unrealized gain on marketable available-for-sale securities, net of tax	12	5

Comprehensive income	$1,834	$1,164

Revenue Recognition Policy
The Company’s revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses such as commissions. Specific guidelines are followed to measure revenue, although certain judgments affect the application of our revenue policy. The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended and interpreted by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements.
The Company derives revenue from the sale of computer hardware, licensing of computer software, post-contract support (“PCS”), installation and training services, and payment processing services. The Company recognizes payment processing revenues in the period the service is performed. Revenues are estimated based on the accumulation of sufficient historical information required to analyze trends and formulate a reasonable estimate. The significant historical information required to formulate a reliable estimate are the total dollar volume of credit card transactions processed and the related revenue for these credit card transactions.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(In thousands, except per share data)
System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services are deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and are not essential to the functionality of the software products. Payments for the Company’s hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for PCS is the price the customer is required to pay since it is sold as a separate option and priced independently. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period.
Segments
The Company separately discloses its principal operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” The Company classifies its business operations into three segments: 1) Payment processing; 2) Hardware, software and installation; and 3) Service. Net revenues and the related cost of revenues by segment are as disclosed on the accompanying Unaudited Condensed Statements of Income. The Company does not allocate selling, general and administrative or research and development expenses, including depreciation and amortization, to segments nor are there any segment reconciling items between the amounts reported on the Unaudited Condensed Statements of Income and income before taxes. In addition, the Company does not separately account for segment assets or liabilities.
Recently Issued Accounting Announcements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Income Tax Uncertainties, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income tax uncertainties and defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also prescribes a two-step approach for evaluating tax positions and requires expanded disclosures at each interim and annual reporting period. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will require that differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are to be accounted for as cumulative-effect adjustments to beginning retained earnings. The Company plans to adopt FIN 48 in the first quarter of fiscal 2008 and management is currently evaluating the impact on the financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff has stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for fiscal years ending on or after November 15, 2006. The Company adopted SAB 108 in the first quarter of fiscal 2007 and it did not have a material impact on its financial condition, results of operations, or cash flows.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(In thousands, except per share data)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2009. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact on the financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that the adoption of SFAS 159 will have on its results of operations and financial condition.
In June 2006, the FASB ratified the consensus reached in EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06-3 is effective in interim and annual periods beginning after December 15, 2006. The scope of this issue includes any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between seller and a customer. The FASB requires the amount of those taxes that is recognized on a gross basis (included in revenues and cost) in interim and annual financial statements for each period for which an income statement is presented to be disclosed if those amounts are significant. The Company currently presents and will continue to present sales taxes on a net basis (excluded from revenues) in its Statement of Income.
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
Unamortized capitalized software costs at March 31, 2007 and at September 30, 2006 were $463 and $445, respectively.
Amortization of capitalized software costs, charged to cost of hardware, software and installation, for the three months ended March 31, 2007 and 2006 were $74 and $71, respectively, and for the six months ended March 31, 2007 and 2006 were $142 and $152, respectively.
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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(In thousands, except per share data)
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expenses for the three months ended March 31, 2007 and 2006 were $148 and $154, respectively, and for the six months ended March 31, 2007 and 2006 were $298 and $250, respectively.
Shipping and Handling
Shipping and handling fees and costs are included in the Unaudited Condensed Statements of Income under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. There were no anti-dilutive options excluded from the diluted net income per share computation for the three and six months ended March 31, 2007 and for the three months ended March 31, 2006. Options outstanding of 31 shares were excluded from the diluted net income per share computation for the six months ended March 31, 2006 because their effect was anti-dilutive.
The computations of basic and diluted net income per share for the three and six months ended March 31, 2007 and 2006 are as follows:

	THREE MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
Numerator:
Net income for basic and diluted net income per share	$854	$417

Denominator:
Weighted-average shares outstanding	4,022	3,890

Denominator for basic net income per share:
Weighted-average shares	4,022	3,890
Effect of dilutive securities:
Stock options	198	279

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,220	4,169

Basic net income per share	$0.21	$0.11

Diluted net income per share	$0.20	$0.10

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2007	MARCH 31, 2006
Numerator:
Net income for basic and diluted net income per share	$1,822	$1,159

Denominator:
Weighted-average shares outstanding	4,001	3,869

Denominator for basic net income per share:
Weighted-average shares	4,001	3,869
Effect of dilutive securities:
Stock options	205	264

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,206	4,133

Basic net income per share	$0.46	$0.30

Diluted net income per share	$0.43	$0.28

Dividends Declared
The Company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the quarterly results. During the six months ended March 31, 2007, the Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
November 15, 2006	$0.16	January 5, 2007	$643	January 16, 2007
February 7, 2007	$0.18	April 4, 2007	$726	April 16, 2007
Share-Based Compensation
In 1993, the stockholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allowed for the issuance of an aggregate of 1,200 shares of the Company’s common stock. The 1993 Plan had a term of ten years. There have been 1,200 options granted under the 1993 Plan as of March 31, 2007. As of March 31, 2007, the Company had 166 shares reserved for issuance related to the options that remain outstanding under the 1993 Plan.
In April 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The plan allows for the issuance of an aggregate of 750 shares of the Company’s common stock. The term of the plan is unlimited in duration. There have been 538 options granted under the plan as of March 31, 2007. As of March 31, 2007, the Company had 479 shares reserved for issuance related to the options that remain outstanding under the 2000 Plan.
Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS 123R”) requires share-based payments, including grants of employee stock options, to be recognized in the Statement of Income as an expense, based on their grant date fair values with such fair values amortized

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(In thousands, except per share data)
over the estimated service period. The Company elected to utilize the modified prospective method for the transition to SFAS 123R upon adoption in fiscal 2006. Under the modified prospective method, compensation expense will be recognized for all share-based compensation awards granted prior to, but not yet vested as of the adoption of SFAS 123R, based on grant-date fair values estimated in accordance with the original provision of SFAS 123. The Company uses a 0% forfeiture rate for calculating its compensation expense.
At March 31, 2007, there was $148 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.0 year.
For options exercised during the three and six months ended March 31, 2007, newly issued shares were issued.
A summary of the stock option plans at March 31, 2007 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
		AVERAGE	REMAINING	AGGREGATE
	NUMBER	EXERCISE	CONTRACTUAL	INTRINSIC
	OF OPTIONS	PRICE	TERM (IN YEARS)	VALUE
Options outstanding at March 31, 2007	432	$6.68	4.5	$8,649
Options expected to vest at March 31, 2007	423	$6.58	4.5	$8,513
Options exercisable at March 31, 2007	405	$6.36	4.3	$8,239

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts in thousands)
CAUTIONARY STATEMENT
You should read the following discussion and analysis with our Unaudited Condensed Financial Statements and related Notes thereto contained elsewhere in this report. We urge you to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission (“SEC”).
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
OVERVIEW
We design, develop, market, install and service highly integrated retailing and payment processing solutions for small-to-medium size traditional and eCommerce businesses based on our open architecture software. These integrated solutions include credit and debit card processing, inventory management, point of sale, accounting, Internet sales, gift card and customer loyalty programs, and extensive management reporting. Payment processing services are provided on a transaction based business model.
We provide integrated retailing and payment processing solutions to small-to-medium retailers both on direct basis and through a growing network of resellers. We offer payment processing software program, called X-Charge, which can be integrated with our point-of-sale systems and our resellers’ systems. This allows our customers to process a sale and credit card payment in one transaction using just the point-of-sale system, eliminating the need to separately process the credit card on a stand-alone credit card terminal. X-Charge is integrated with our five turn-key retailing systems, consisting of: CAM32, which is designed for hard goods retailers whose inventory is re-orderable in nature; Profit$, which is designed for apparel and shoe retailers whose inventory is seasonal in nature, and color and size oriented; Retail STAR, which is designed to incorporate multiple functions of both the CAM32 and Profit$ systems; Retail ICE, which is a single-user derivative of Retail STAR; and Microbiz, which is designed for single-store, hard goods retailers that are generally smaller in size than customers that utilize the CAM32 system. Our systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by day and/or month. In addition, our systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (last cost, average cost and retail) and other reports. The systems can also provide integrated or interfaced accounting functions including accounts receivable, accounts payable, and general ledger.
OFF BALANCE SHEET ARRANGEMENTS
There are no off balance sheet items as of March 31, 2007.
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
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:
Revenue Recognition
We derive revenue from the sale of computer hardware, licensing of computer software, post-contract customer support, installation and training services, and payment processing services. We recognize payment processing revenues in the period the service is performed. Payment processing revenues are estimated based on the accumulation of sufficient historical information required to analyze trends and formulate a reasonable estimate. The significant historical information required to formulate a reliable estimate are the total dollar volume of credit card transactions processed and the related revenue for these credit card transactions.
System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services is deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and are not essential to the functionality of the software products. Payments for our hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty day payment terms. VSOE of fair value for post-contract support (“PCS”) is the price the customer is required to pay since it is sold as a separate option and priced independently. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period.
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
Impairment of Intangible Assets
The value of our intangible assets could be impacted by future adverse changes such as (i) any future declines in our operating results, and (ii) any failure to meet our future performance projections. An annual impairment review will be performed if indicators of impairment exist. In the process of an annual impairment review, we use the income approach methodology of valuation that includes both the undiscounted and discounted cash flow methods as well as other generally accepted valuation methodologies to determine the fair value of our assets. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of these assets. In that event, revenue and cost forecasts would not be achieved, and we could incur additional impairment charges.
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

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
RESULTS OF OPERATIONS
The following tables summarize the results of our operations for the three and six months ended March 31, 2007 compared to the three and six months ended March 31, 2006.

	Three months ended March 31,		Variance
	2007	2006	Amount	%
Net payment processing revenues	$3,342	$2,324	$1,018	44%
Net hardware, software and installation revenues	2,576	2,848	(272)	(10%)
Net service revenues	1,429	1,311	118	9%

Total net revenues	7,347	6,483	864	13%
Cost of payment processing revenues	181	126	55	44%
Cost of hardware, software and installation revenues	1,234	1,508	(274)	(18%)
Cost of service revenues	639	607	32	5%

Total cost of revenues	2,054	2,241	(187)	(8%)
Selling, general and administrative expenses	3,840	3,387	453	13%
Research and development expenses	397	400	(3)	(1%)
Interest income	(310)	(223)	87	39%

Total costs and expenses	5,981	5,805	176	3%

Income before provision for income taxes	1,366	678	688	101%
Provision for income taxes	512	261	251	96%

Net income	$854	$417	$437	105%

Gross profit on net payment processing revenues	$3,161	$2,198	$963	44%
Gross profit on net hardware, software and installation revenues	1,342	1,340	2	0%
Gross profit on net service revenues	790	704	86	12%

Total gross profit	$5,293	$4,242	$1,051	25%

Gross margin on net payment processing revenues	95%	95%
Gross margin on net hardware, software and installation revenues	52%	47%
Gross margin on net service revenues	55%	54%
Gross margin on total net revenues	72%	65%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

	Six months ended March 31,		Variance
	2007	2006	Amount	%
Net payment processing revenues	$6,807	$4,902	$1,905	39%
Net hardware, software and installation revenues	4,861	5,912	(1,051)	(18%)
Net service revenues	2,851	2,655	196	7%

Total net revenues	14,519	13,469	1,050	8%
Cost of payment processing revenues	311	244	67	27%
Cost of hardware, software and installation revenues	2,418	3,173	(755)	(24%)
Cost of service revenues	1,276	1,201	75	6%

Total cost of revenues	4,005	4,618	(613)	(13%)
Selling, general and administrative expenses	7,503	6,659	844	13%
Research and development expenses	780	763	17	2%
Interest income	(615)	(429)	186	43%

Total costs and expenses	11,673	11,611	62	1%

Income before provision for income taxes	2,846	1,858	988	53%
Provision for income taxes	1,024	699	325	46%

Net income	$1,822	$1,159	$663	57%

Gross profit on net payment processing revenues	$6,496	$4,658	$1,838	39%
Gross profit on net hardware, software and installation revenues	2,443	2,739	(296)	(11%)
Gross profit on net service revenues	1,575	1,454	121	8%

Total gross profit	$10,514	$8,851	$1,663	19%

Gross margin on net payment processing revenues	95%	95%
Gross margin on net hardware, software and installation revenues	50%	46%
Gross margin on net service revenues	55%	55%
Gross margin on total net revenues	72%	66%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except in reference to the number of X-Charge accounts)
Significant Trends
We continued our growth trend with our X-Charge payment processing revenues. X-Charge payment processing revenues for the three and six months ended March 31, 2007 increased 44% and 39%, respectively, from the corresponding periods of last fiscal year. X-Charge payment processing revenues represent our largest revenue source for the last three quarters. We continued to achieve new records with the number of new installed payment processing accounts. During the quarter ended March 31, 2007, we installed a record of 1,631 new X-Charge payment processing accounts, which is a 72% increase over the 950 accounts installed during the corresponding quarter of the prior fiscal year. As of March 31, 2007, we had over 10,000 merchant accounts generating X-Charge revenues. Net income for the three months ended March 31, 2007 increased 105% over net income from the corresponding quarter of last fiscal year, primarily due to the high margin, recurring X-Charge payment processing revenues.
Systems business showed some signs of improvement with system revenues for the three months ended March 31, 2007 increasing 13% from the prior quarter ended December 31, 2006. The quarter ended March 31, 2007 is typically our slowest quarter of the year for our systems business. However, in comparison to the three and six months ended March 31, 2006, system revenues were still coming in lower than expected, primarily as the result of lower hardware sales, which carry our lowest gross profit margins.
Service revenues for the three and six months ended March 31, 2007 increased 9% and 7%, respectively, from the corresponding periods of the prior fiscal year, resulting from an increase in i.Star web hosting service revenue and an increase in support contract pricing.
Revenues
Our revenues consist of X-Charge payment processing revenues, system revenues (consisting of computer hardware, licensing of computer software, and installation and training), and post contract customer support service revenues. Total revenues for the quarter ended March 31, 2007 increased 13% to $7,347 from $6,483 for the three months ended March 31, 2006. Total revenues for the six months ended March 31, 2007 increased by 8% to $14,519 from $13,469 for the corresponding period of the prior fiscal year.
Payment processing revenues for the quarter ended March 31, 2007 increased 44% to $3,342 from $2,324 for the corresponding period of last fiscal year. For the six months ended March 31, 2007, payment processing revenues increased 39% to $6,807 from $4,902 for the six months ended March 31, 2006. The increase in payment processing revenues was due to an increase in the number of new payment processing accounts.
System revenues for the quarter ended March 31, 2007 decreased 10% to $2,576 from $2,848 for the corresponding period of last fiscal year. System revenues for the six months ended March 31, 2007 decreased 18% to $4,861 from $5,912 for the corresponding period of last fiscal year. The decrease in system revenues was primarily due to a decline in hardware sales to both new and existing customers.
Service revenues for the quarter ended March 31, 2007 increased 9% to $1,429 from $1,311 for the quarter ended March 31, 2006. Service revenues for the six months ended March 31, 2007 increased 7% to $2,851 from $2,655 for the six months ended March 31, 2006. The increase in service revenues was primarily due to an increase in i.Star web hosting service revenue and an increase in support contract pricing.
Gross Margin
Gross margin on total net revenues for both the three and six months ended March 31, 2007 increased to 72%, compared to 65% and 66% for the three and six months ended March 31, 2006, respectively. The increase in gross margin was primarily due to an increase in high margin, recurring X-Charge payment processing revenues.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Gross margin on payment processing revenues for the three and six months ended March 31, 2007 remained flat at 95%, compared to the corresponding periods ended March 31, 2006. Gross margin on system revenues for the three and six months ended March 31, 2007 increased to 52% and 50%, respectively, from 47% and 46% for the three and six months ended March 31, 2006, respectively. The increase was due to a change in revenue mix with higher software sales at higher margins and lower hardware sales at lower margins. Gross margin on service revenues for the three and six months ended March 31, 2007 remained consistent at 55%, compared to 54% and 55% for the three months and six months ended March 31, 2006, respectively.
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended March 31, 2007 increased $453 to $3,840, or 52% of net revenues, from $3,387, or 52% of net revenues, for the three months ended March 31, 2006. Selling, general and administrative expenses for the six months ended March 31, 2007 increased $844 to $7,503, or 52% of net revenues, from $6,659, or 49% of net revenues, for the corresponding period of the prior fiscal year. The increase in selling, general and administrative expenses for the three and six-month periods ended March 31, 2007 was primarily due to the increase in commissions expense related to higher payment processing revenues and higher payroll costs related to an increase in administrative and sales personnel required for X-Charge revenue growth.
Research and Development Expenses
Research and development expenses expressed as a percentage of net revenues for the three and six months ended March 31, 2007 decreased slightly to 5% in each period from 6% for both the three and six months ended March 31, 2006. Research and development expenses were $397 for the three-month period ended March 31, 2007, compared to $400 for the three months ended March 31, 2006. Research and development expenses increased slightly to $780 for the six-month period ended March 31, 2007 from $763 for the corresponding period of the prior fiscal year. The increase in expenses for the six months ended March 31, 2007 was due to an increase in salaries. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes for the three and six months ended March 31, 2007 were $512 and $1,024, respectively, compared to $261 and $699 for the three and six months ended March 31, 2006, respectively. The effective tax rate for the three months ended March 31, 2007 was 37%, compared to 38% for the three months ended March 31, 2006. The effective rate for the six months ended March 31, 2007 was 36%, compared to 38% for the same period of last fiscal year. The lower effective tax rate for the six months ended March 31, 2007 included the benefit from the retroactive renewal of the R&D credit by Congress in December of 2006.
Net Income
Net income for the quarter ended March 31, 2007 increased 105% to $854 from $417 for the quarter ended March 31, 2006. Net income for the six months ended March 31, 2007 increased 57% to $1,822 from $1,159 for the corresponding period of the prior fiscal year. The increase in net income was primarily due to the increase in high margin, recurring X-Charge payment processing revenues.
LIQUIDITY AND CAPITAL RESOURCES
In the last several years, we have financed our operations almost entirely from the cash flow generated from operations. Net income was the primary source of our increase in cash provided from operations. Our cash

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
and cash equivalents plus marketable securities totaled $25,348 on March 31, 2007, compared to $23,653 on September 30, 2006. The increase resulted primarily from cash provided from operating activities. During the six months ended March 31, 2007, we generated $2,298 from operations, expended $267 for fixed assets and capitalized software development, used $1,744 for marketable securities investments and $1,237 for dividend payments, and received $2,035 from maturity of investments and $390 from stock options exercised. During the six months ended March 31, 2006, $1,521 was generated from operations, $260 was used for fixed assets and capitalized software development, $2,269 was used for marketable securities investments, $926 was used for dividend payments, $750 was received from maturity of investments, and $402 was received from stock options exercised.
The company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the quarterly results. During the six months ended March 31, 2007, the Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
November 15, 2006	$0.16	January 5, 2007	$643	January 16, 2007

February 7, 2007	$0.18	April 4, 2007	$726	April 16, 2007
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
At March 31, 2007 cash and cash equivalents plus marketable securities made up 87% of our total current assets. Our current ratio at March 31, 2007 was 6.9. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
Inflation
Inflation had no material impact on our operations in the past.
Contracts and Commitments
On December 19, 2006, we signed a lease agreement with our Chief Executive Officer, Geoffrey D. Knapp, for approximately 20,500 square feet of office space in Henderson, Nevada. The building houses our research and development, marketing, inside sales and support employees. The lease is for a ten-year term that commences upon the completion of the building expansion space, which occurred on April 13, 2007. The initial rent of $25,949 per month is subject to annual percentage increases equal to the increases, if any, in the Consumer Price Index. No rent adjustment, however, shall be less than two percent (2%) nor greater than four percent (4%).

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
The following table summarizes payment obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term obligations for the remaining periods of the current fiscal year and future fiscal years.

PAYMENTS DUE BY PERIOD
		LESS THAN 1		3-5	MORE THAN 5
	TOTAL	YEAR	1-3 YEARS	YEARS	YEARS
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	$—	$—	$—	$—	$—
Operating leases	$4,668	$380	$1,987	$1,030	$1,271
Purchase obligations	$—	$—	$—	$—	$—
Other long-term obligations	$—	$—	$—	$—	$—
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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. If interest rates were to decrease by 10%, interest income would have decreased by $62 for the six months ended March 31, 2007. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
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
10(a) 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).
10(b) Employment Agreement and Change in Control Agreement for Geoffrey D. Knapp, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).
10(c) Employment Agreement and Change in Control Agreement for Paul Caceres, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).
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
CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: May 9, 2007	By	/s/ Geoffrey D. Knapp

Geoffrey D. Knapp
Chief Executive Officer

Date: May 9, 2007	By	/s/ Paul Caceres Jr.

Paul Caceres Jr.
Chief Financial and
Accounting Officer

EXHIBIT INDEX

Exhibit	Description

3(a)	Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).

3(b)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b)	Employment Agreement and Change in Control Agreement for Geoffrey D. Knapp, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).

10(c)	Employment Agreement and Change in Control Agreement for Paul Caceres, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f)	Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)

10(g)	Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)

10(i)	Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)

10(j)	Henderson, Nevada Office Lease Agreement (incorporated by reference to Form 8-K filed on December 19, 2006)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.