Form 10-Q
period 2007-06-30
CAM COMMERCE SOLUTIONS INC
filed 2007-08-08
CIK 819334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2007, there were 4,072,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except per share data)

	JUNE 30, 2007	SEPTEMBER 30, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,314	$15,196
Marketable available-for-sale securities	8,169	8,457
Accounts receivable, net	2,604	1,936
Inventories	243	391
Deferred income taxes	633	991
Other current assets	198	138

Total current assets	30,161	27,109

Deferred income taxes	31	56
Property and equipment, net	569	484
Intangible assets, net	536	445
Other assets	64	51

Total assets	$31,361	$28,145

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355	$301
Accrued compensation and related expenses	1,655	1,255
Deferred service revenue and customer deposits	1,659	1,499
Cash dividends payable	814	594
Other accrued liabilities	126	103

Total current liabilities	4,609	3,752
Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 4,067,000 shares issued and outstanding at June 30, 2007 and 3,961,000 at September 30, 2006	4	4
Capital in excess of par value	23,072	21,634
Accumulated other comprehensive income (loss)	9	(6)
Retained earnings	3,667	2,761

Total stockholders’ equity	26,752	24,393

Total liabilities and stockholders’ equity	$31,361	$28,145

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
REVENUES
Net payment processing revenues	$4,322	$2,792
Net hardware, software and installation revenues	2,755	2,651
Net service revenues	1,421	1,327

Total net revenues	8,498	6,770
COSTS AND EXPENSES
Cost of payment processing revenues	191	129
Cost of hardware, software and installation revenues (1)	1,287	1,395
Cost of service revenues (1)	643	633

Total cost of revenues	2,121	2,157
Selling, general and administrative expenses (1) (2)	4,288	3,351
Research and development expenses (1)	398	385
Interest income	(329)	(250)

Total costs and expenses	6,478	5,643

Income before provision for income taxes	2,020	1,127
Provision for income taxes	753	441

Net income	$1,267	$686

Basic net income per share	$0.31	$0.17

Diluted net income per share	$0.30	$0.16

Shares used in computing basic net income per share	4,050	3,932

Shares used in computing diluted net income per share	4,241	4,180

Cash dividends declared per common share	$0.20	$0.14

(1) Includes share-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$3	$4
Cost of service revenues	5	6
Selling, general and administrative expenses	21	26
Research and development expenses	7	10

(2) Includes $73 and $41 for the three months ended June 30, 2007 and 2006, respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
REVENUES
Net payment processing revenues	$11,129	$7,694
Net hardware, software and installation revenues	7,616	8,563
Net service revenues	4,272	3,982

Total net revenues	23,017	20,239
COSTS AND EXPENSES
Cost of payment processing revenues	502	373
Cost of hardware, software and installation revenues (1)	3,705	4,568
Cost of service revenues (1)	1,919	1,834

Total cost of revenues	6,126	6,775
Selling, general and administrative expenses (1) (2)	11,791	10,010
Research and development expenses (1)	1,178	1,148
Interest income	(944)	(679)

Total costs and expenses	18,151	17,254

Income before provision for income taxes	4,866	2,985
Provision for income taxes	1,777	1,140

Net income	$3,089	$1,845

Basic net income per share	$0.77	$0.47

Diluted net income per share	$0.73	$0.44

Shares used in computing basic net income per share	4,017	3,890

Shares used in computing diluted net income per share	4,217	4,148

Cash dividends declared per common share	$0.54	$0.42

(1) Includes share-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$9	$12
Cost of service revenues	15	16
Selling, general and administrative expenses	65	72
Research and development expenses	21	26

(2) Includes $157 and $122 for the nine months ended June 30, 2007 and 2006, respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
Operating activities:
Net income	$3,089	$1,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471	498
Provision for doubtful accounts	(18)	13
Change in deferred income taxes	358	398
Share-based compensation	110	126
Excess tax benefits from share-based payment arrangements	(795)	(642)
Changes in operating assets and liabilities:
Accounts receivable	(650)	(24)
Inventories	148	50
Other assets	(73)	(48)
Accounts payable	54	(203)
Accrued compensation and related expenses	400	37
Deferred service revenue and customer deposits	160	(130)
Other accrued liabilities	840	507

Cash provided by operating activities	4,094	2,427

Cash flows from investing activities:
Purchase of property and equipment	(347)	(166)
Capitalized software development costs	(300)	(219)
Purchase of marketable securities	(3,014)	(3,967)
Proceeds from maturity of marketable securities	3,320	2,799

Cash used in investing activities	(341)	(1,553)

Cash flows from financing activities:
Proceeds from exercise of stock options	533	514
Excess tax benefits from share-based payment arrangements	795	642
Dividends paid on common stock	(1,963)	(1,475)

Cash used in financing activities	(635)	(319)

Net increase in cash and cash equivalents	3,118	555
Cash and cash equivalents at beginning of period	15,196	15,763

Cash and cash equivalents at end of period	$18,314	$16,318

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three and nine months ended June 30, 2007 and 2006 are unaudited. They have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All marketable securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable available-for-sale securities at June 30, 2007 and September 30, 2006 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The gross unrealized gains (losses) on marketable available-for-sale securities at June 30, 2007 and September 30, 2006 were $15 and ($10), respectively. There were no realized gains (losses) for the three and nine months ended June 30, 2007 and 2006. Amortized cost of the Company’s marketable available-for-sale securities at June 30, 2007 and September 30, 2006 were $8,001 and $8,350, respectively.
Accounts Receivable and Allowance For Doubtful Accounts
The Company has accounts receivable from customers who were given extended payment terms for goods and services rendered. Extended payment terms are generally provided only to established customers in good credit standing, and generally represent net 30 day terms. Payment for goods and services are typically due with an initial deposit payment upon signing the purchase agreement, with the balance due upon the delivery.
Management evaluates accounts receivables that are 30 days past due the payment terms on a regular basis to charge off any accounts deemed uncollectible at the time. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of customers to make required payments.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
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
Comprehensive Income
The following tables present the calculations of comprehensive income:

	THREE MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
Net income	$1,267	$686
Unrealized gain on marketable available-for- sale securities, net of tax	3	1

Comprehensive income	$1,270	$687

	NINE MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
Net income	$3,089	$1,845
Unrealized gain on marketable available-for-sale securities, net of tax	15	6

Comprehensive income	$3,104	$1,851

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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
(In thousands, except per share data)
System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services are deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and are not essential to the functionality of the software products. Payments for the Company’s hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established customers in good credit standing receive thirty day payment terms. VSOE of fair value for PCS is the price the customer is required to pay since it is sold as a separate option and priced independently. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period.
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
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff has stated that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for fiscal years ending on or after November 15, 2006. The Company’s adoption of SAB 108 in the first quarter of fiscal 2007 did not have a material impact on its financial condition, results of operations, or cash flows.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
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
Unamortized capitalized software costs at June 30, 2007 and at September 30, 2006 were $536 and $445, respectively.
Amortization of capitalized software costs, charged to cost of hardware, software and installation, for the three months ended June 30, 2007 and 2006 were $68 and $65, respectively, and for the nine months ended June 30, 2007 and 2006 were $210 and $217, respectively.
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
JUNE 30, 2007
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expenses for the three months ended June 30, 2007 and 2006 were $157 and $193, respectively, and for the nine months ended June 30, 2007 and 2006 were $455 and $443, respectively.
Shipping and Handling
Shipping and handling fees and costs are included in the Unaudited Condensed Statements of Income under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. There were no anti-dilutive options excluded from the diluted net income per share computation for the three and nine months ended June 30, 2007 and 2006.
The computations of basic and diluted net income per share for the three and nine months ended June 30, 2007 and 2006 are as follows:

	THREE MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
Numerator:
Net income for basic and diluted net income per share	$1,267	$686

Denominator:
Weighted-average shares outstanding	4,050	3,932

Denominator for basic net income per share:
Weighted-average shares	4,050	3,932
Effect of dilutive securities:
Stock options	191	248

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,241	4,180

Basic net income per share	$0.31	$0.17

Diluted net income per share	$0.30	$0.16

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2007	JUNE 30, 2006
Numerator:
Net income for basic and diluted net income per share	$3,089	$1,845

Denominator:
Weighted-average shares outstanding	4,017	3,890

Denominator for basic net income per share:
Weighted-average shares	4,017	3,890
Effect of dilutive securities:
Stock options	200	258

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,217	4,148

Basic net income per share	$0.77	$0.47

Diluted net income per share	$0.73	$0.44

Dividends Declared
The Company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the quarterly results. During the nine months ended June 30, 2007, the Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
November 15, 2006	$0.16	January 5, 2007	$643	January 16, 2007
February 7, 2007	$0.18	April 4, 2007	$726	April 16, 2007
May 2, 2007	$0.20	July 6, 2007	$814	July 16, 2007
Share-Based Compensation
In 1993, the stockholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allowed for the issuance of an aggregate of 1,200 shares of the Company’s common stock. The 1993 Plan had a term of ten years. There have been 1,200 options granted under the 1993 Plan as of June 30, 2007. As of June 30, 2007, the Company had 139 shares reserved for issuance related to the options that remain outstanding under the 1993 Plan.
In April 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The plan allows for the issuance of an aggregate of 750 shares of the Company’s common stock. The term of the plan is unlimited in duration. There have been 538 options granted under the plan as of June 30, 2007. As of June 30, 2007, the Company had 471 shares reserved for issuance related to the options that remain outstanding under the 2000 Plan.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007
(In thousands, except per share data)
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
At June 30, 2007, there were $112 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of approximately one year.
For options exercised during the three and nine months ended June 30, 2007, newly issued shares were issued.
A summary of the stock option plans at June 30, 2007 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING	AGGREGATE
	OF	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM (IN YEARS)	VALUE

Options outstanding at June 30, 2007	398	$6.90	4.5	$8,520
Options expected to vest at June 30, 2007	391	$6.81	4.5	$8,416
Options exercisable at June 30, 2007	378	$6.62	4.4	$8,202

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
OFF BALANCE SHEET ARRANGEMENTS
There were no off balance sheet arrangements as of June 30, 2007 and we do no currently have any such arrangements.
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
Receivables
We have accounts receivable from customers who were given extended payment terms for goods and services rendered. Extended payment terms are generally provided only to established customers in good credit standing, and generally represent net 30 day terms. Payment for goods and services are typically due with an initial deposit payment upon signing the purchase agreement, with the balance due upon delivery.
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
The value of our capitalized software costs could be impacted by future adverse changes such as (i) any future declines in our operating results, and (ii) any failure to meet our future performance projections. An annual impairment review will be performed if indicators of impairment exist. In the process of an annual impairment review, we use the income approach methodology of valuation that includes both the undiscounted and discounted cash flow methods as well as other generally accepted valuation methodologies to determine the fair value of our capitalized software costs. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of the capitalized software costs. In that event, revenue and cost forecasts would not be achieved, and we could incur additional impairment charges.
Deferred Taxes
We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes. ” We do not carry a valuation allowance for our deferred tax assets. Our deferred tax assets included R&D credits. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including projected future taxable income, and recent financial performance. We currently have an Internal Revenue Service audit in process, which at the present time management does not believe this audit will result in any material adjustments.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
RESULTS OF OPERATIONS
The following tables summarize the results of our operations for the three and nine months ended June 30, 2007 compared to the three and nine months ended June 30, 2006.

	Three months ended June 30,		Variance
	2007	2006	Amount	%

Net payment processing revenues	$4,322	$2,792	$1,530	55%
Net hardware, software and installation revenues	2,755	2,651	104	4%
Net service revenues	1,421	1,327	94	7%

Total net revenues	8,498	6,770	1,728	26%
Cost of payment processing revenues	191	129	62	48%
Cost of hardware, software and installation revenues	1,287	1,395	(108)	(8%)
Cost of service revenues	643	633	10	2%

Total cost of revenues	2,121	2,157	(36)	(2%)
Selling, general and administrative expenses	4,288	3,351	937	28%
Research and development expenses	398	385	13	3%
Interest income	(329)	(250)	79	32%

Total costs and expenses	6,478	5,643	835	15%

Income before provision for income taxes	2,020	1,127	893	79%
Provision for income taxes	753	441	312	71%

Net income	$1,267	$686	$581	85%

Gross profit on net payment processing revenues	$4,131	$2,663	$1,468	55%
Gross profit on net hardware, software and installation revenues	1,468	1,256	212	17%
Gross profit on net service revenues	778	694	84	12%

Total gross profit	$6,377	$4,613	$1,764	38%

Gross margin on net payment processing revenues	96%	95%
Gross margin on net hardware, software and installation revenues	53%	47%
Gross margin on net service revenues	55%	52%
Gross margin on total net revenues	75%	68%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

	Nine months ended June 30,		Variance
	2007	2006	Amount	%

Net payment processing revenues	$11,129	$7,694	$3,435	45%
Net hardware, software and installation revenues	7,616	8,563	(947)	(11%)
Net service revenues	4,272	3,982	290	7%

Total net revenues	23,017	20,239	2,778	14%
Cost of payment processing revenues	502	373	129	35%
Cost of hardware, software and installation revenues	3,705	4,568	(863)	(19%)
Cost of service revenues	1,919	1,834	85	5%

Total cost of revenues	6,126	6,775	(649)	(10%)
Selling, general and administrative expenses	11,791	10,010	1,781	18%
Research and development expenses	1,178	1,148	30	3%
Interest income	(944)	(679)	265	39%

Total costs and expenses	18,151	17,254	897	5%

Income before provision for income taxes	4,866	2,985	1,881	63%
Provision for income taxes	1,777	1,140	637	56%

Net income	$3,089	$1,845	$1,244	67%

Gross profit on net payment processing revenues	$10,627	$7,321	$3,306	45%
Gross profit on net hardware, software and installation revenues	3,911	3,995	(84)	(2%)
Gross profit on net service revenues	2,353	2,148	205	10%

Total gross profit	$16,891	$13,464	$3,427	25%

Gross margin on net payment processing revenues	95%	95%
Gross margin on net hardware, software and installation revenues	51%	47%
Gross margin on net service revenues	55%	54%
Gross margin on total net revenues	73%	67%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except in reference to the number of X-Charge accounts)
Significant Trends
X-Charge payment processing business continued to be the primary source of our profit and revenue. X-Charge payment processing revenues for the three and nine months ended June 30, 2007 increased 55% and 45%, respectively, from the corresponding periods of last fiscal year. X-Charge payment processing revenues represent our largest revenue source. During the quarter ended June 30, 2007, we installed 1,601 new X-Charge payment processing accounts, which is a 55% increase over the 1,036 accounts installed during the corresponding quarter of the prior fiscal year. As of June 30, 2007, we had over 11,000 merchant accounts generating X-Charge revenues. Net income for the three months ended June 30, 2007 increased 85% over net income for the corresponding quarter of last fiscal year, primarily due to the high margin, recurring X-Charge payment processing revenues.
System revenues for the three months ended June 30, 2007 increased 4%, compared to the three months ended June 30, 2006. However, in comparison to the nine months ended June 30, 2006, system revenues were still coming in lower than expected, primarily as the result of lower hardware sales, which carry our lowest gross profit margins.
Service revenues for both the three and nine months ended June 30, 2007 increased 7% from the corresponding periods of the prior fiscal year, resulting from an increase in i.Star web hosting service revenue and an increase in support contract pricing.
Revenues
Our revenues consist of X-Charge payment processing revenues, system revenues (consisting of computer hardware, licensing of computer software, and installation and training), and post contract customer support service revenues. Total revenues for the quarter ended June 30, 2007 increased 26% to $8,498 from $6,770 for the three months ended June 30, 2006. Total revenues for the nine months ended June 30, 2007 increased by 14% to $23,017 from $20,239 for the corresponding period of the prior fiscal year.
Payment processing revenues for the quarter ended June 30, 2007 increased 55% to $4,322 from $2,792 for the corresponding period of last fiscal year. For the nine months ended June 30, 2007, payment processing revenues increased 45% to $11,129 from $7,694 for the nine months ended June 30, 2006. The increase in payment processing revenues was due to an increase in the number of new payment processing accounts.
System revenues for the quarter ended June 30, 2007 increased 4% to $2,755 from $2,651 for the corresponding period of last fiscal year, as a result of an increase in software sales. System revenues for the nine months ended June 30, 2007 decreased 11% to $7,616 from $8,563 for the corresponding period of last fiscal year. The decrease in system revenues was primarily due to a decline in hardware sales to both new and existing customers.
Service revenues for both the three and nine months ended June 30, 2007 increased 7% to $1,421 and $4,272, respectively, from $1,327 and $3,982 for the three and nine months ended June 30, 2006, respectively. The increase in service revenues was primarily due to an increase in i.Star web hosting service revenue and an increase in support contract pricing.
Gross Margin
Gross margin on total net revenues for the three months ended June 30, 2007 increased to 75%, compared to 68% for the three months ended June 30, 2006. Gross margin on total net revenues for the nine months ended June 30, 2007 increased to 73%, compared to 67% for the same period of last fiscal year. The increase in gross margin was primarily due to an increase in high margin, recurring X-Charge payment processing revenues.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Gross margin on payment processing revenues for the three and nine months ended June 30, 2007 was 96% and 95%, respectively, compared to 95% for both the three and nine months ended June 30, 2006. Gross margin on system revenues for the three and nine months ended June 30, 2007 increased to 53% and 51%, respectively, from 47% for both the three and nine months ended June 30, 2006. The increase was due to a change in revenue mix with higher software sales at higher margins and lower hardware sales at lower margins. Gross margin on service revenues for the both three and nine months ended June 30, 2007 was 55%, compared to 52% and 54% for the three months and nine months ended June 30, 2006, respectively. The increase in gross margin on service revenues for the three months ended June 30, 2007 was a result of an increase in the revenues, while the cost of the revenues remained relatively consistent.
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses for the quarter ended June 30, 2007 increased $937 to $4,288, or 50% of net revenues, from $3,351, or 49% of net revenues, for the three months ended June 30, 2006. Selling, general and administrative expenses for the nine months ended June 30, 2007 increased $1,781 to $11,791, or 51% of net revenues, from $10,010, or 49% of net revenues, for the corresponding period of the prior fiscal year. The increase in selling, general and administrative expenses for the three and nine-month periods ended June 30, 2007 was primarily due to the increase in commissions expense related to higher payment processing revenues and higher payroll costs related to an increase in administrative and sales personnel required for X-Charge revenue growth.
Research and Development Expenses
Research and development expenses expressed as a percentage of net revenues decreased slightly to 5% for both the three and nine months ended June 30, 2007, compared to 6% for the corresponding periods ended June 30, 2006. Research and development expenses were $398 for the quarter ended June 30, 2007, compared to $385 for the quarter ended June 30, 2006. Research and development expenses increased 3% to $1,178 for the nine months ended June 30, 2007, from $1,148 for the corresponding period of the prior fiscal year. The increase in expenses for the nine months ended June 30, 2007 was due to an increase in salaries. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes for the three and nine months ended June 30, 2007 were $753 and $1,777, respectively, compared to $441 and $1,140 for the three and nine months ended June 30, 2006, respectively. The effective tax rate for both the three and nine months ended June 30, 2007 was 37%, compared to 39% and 38% for the three and nine months ended June 30, 2006, respectively. The lower effective tax rate for the nine months ended June 30, 2007 included the benefit from the retroactive renewal of the R&D credit by Congress in December of 2006.
Net Income
Net income for the quarter ended June 30, 2007 increased 85% to $1,267 from $686 for the quarter ended June 30, 2006. Net income for the nine months ended June 30, 2007 increased 67% to $3,089 from $1,845 for the corresponding period of the prior fiscal year. The increase in net income was primarily due to the increase in high margin, recurring X-Charge payment processing revenues.
LIQUIDITY AND CAPITAL RESOURCES
In the last several years, we have financed our operations almost entirely from the cash flow generated from operations. Net income was the primary source of our increase in cash provided from operations. Our cash

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
and cash equivalents plus marketable securities totaled $26,483 on June 30, 2007, compared to $23,653 on September 30, 2006. The increase resulted primarily from cash provided from operating activities. During the nine months ended June 30, 2007, we generated $4,094 from operations, expended $647 for fixed assets and capitalized software development, used $3,014 for marketable securities investments and $1,963 for dividend payments, and received $3,320 from maturity of investments and $533 from stock options exercised. During the nine months ended June 30, 2006, $2,427 was generated from operations, $385 was used for fixed assets and capitalized software development, $3,967 was used for marketable securities investments, $1,475 was used for dividend payments, $2,799 was received from maturity of investments, and $514 was received from stock options exercised.
The company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the quarterly results. During the nine months ended June 30, 2007, the Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
November 15, 2006	$0.16	January 5, 2007	$643	January 16, 2007

February 7, 2007	$0.18	April 4, 2007	$726	April 16, 2007

May 2, 2007	$0.20	July 6, 2007	$814	July 16, 2007
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
At June 30, 2007 cash and cash equivalents plus marketable securities made up 88% of our total current assets. Our current ratio at June 30, 2007 was 6.5. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
Inflation
Inflation has not had a material impact on our operations in the past, but this could change in the future.
Contracts and Commitments
On December 19, 2006, we signed a lease agreement with our Chief Executive Officer, Geoffrey D. Knapp, for approximately 20,500 square feet of office space in Henderson, Nevada. The building houses our research and development, marketing, inside sales and support employees. The lease is for a ten-year term that commences upon the completion of the building expansion space, which occurred on April 13, 2007. The initial rent of $25,949 per month is subject to annual percentage increases equal to the increases, if any, in the Consumer Price Index. No rent adjustment, however, shall be less than two percent (2%) nor greater than four percent (4%). Our audit committee has reviewed and approved this related party finding that the lease is on terms no less favorable than those generally available.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
The following table summarizes payment obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term obligations for the remaining periods of the current fiscal year and future fiscal years.

PAYMENTS DUE BY PERIOD
		LESS THAN 1			MORE THAN 5
	TOTAL	YEAR	1-3 YEARS	3-5 YEARS	YEARS

Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	$—	$—	$—	$—	$—

Operating leases	$4,530	$191	$2,039	$1,030	$1,270

Purchase obligations	$—	$—	$—	$—	$—

Other long-term obligations	$—	$—	$—	$—	$—
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
(All dollar amounts in thousands)
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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. If interest rates were to decrease by 10%, interest income would have decreased by $94 for the nine months ended June 30, 2007. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
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
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3 Defaults upon Senior Securities
          None
Item 4 Submission of Matters to a Vote of Security Holders
On June 14, 2007, the Company held its annual meeting of shareholders. The shares voted represented 83% of the outstanding shares. The following items were voted upon at the annual meeting:
1. The four nominees for directors were elected based upon the following votes:

	VOTES
	For	Withheld
Geoffrey D. Knapp	3,247,565	98,041
Walter Straub	3,246,465	99,141
David Frosh	3,249,006	96,600
Donald Clark	3,250,006	95,600
There are no other members of the Board of Directors.
2. The ratification of the appointment of McGladrey & Pullen, LLP as the independent auditors of the Company received the following votes.

	VOTES
For	Against	Abstain
3,099,817	244,900	888
Item 5 Other Information
          None

Item 6 Exhibits
3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).
3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to the Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).
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
10(d) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998, File No. 333-57907).
10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).
10(f) Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)
10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to the Form 10-Q filed on August 12, 2005)
10(j) Henderson, Nevada Office Lease Agreement (incorporated by reference to the Form 8-K filed on December 19, 2006)
31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: August 8, 2007	By	/s/ Geoffrey D. Knapp
Geoffrey D. Knapp
Chief Executive Officer

Date: August 8, 2007	By	/s/ Paul Caceres Jr.
Paul Caceres Jr.
Chief Financial and Accounting Officer

Exhibit Index
3(a) Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).
3(b) Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to the Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).
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
10(d) Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998, File No. 333-57907).
10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).
10(f) Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)
10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to the Form 10-Q filed on August 12, 2005)
10(j) Henderson, Nevada Office Lease Agreement (incorporated by reference to the Form 8-K filed on December 19, 2006)
31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.