Form 10-K
period 2007-09-30
CAM COMMERCE SOLUTIONS INC
filed 2007-11-19
CIK 819334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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
Title of each class
Common Stock $.001 par value
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2007 was approximately $68,539,000.
As of November 9, 2007, there were 4,112,290 outstanding shares of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE

Part II	Annual Report to Stockholders for fiscal year ended September 30, 2007

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
Payment Processing Services (X-Charge)
We market payment processing services to our customers. Our customers utilize our X-Charge software to process credit card transactions. The payment processing services are provided by a third party credit card payment processor. This generates revenues for us based on the number of credit card transactions processed for our customers.
X-Charge is integrated with our point of sale software, which allows our customers to integrate their payment processing with their point of sale system. This integration means they no longer need stand alone credit card terminals. When one of our retailers who is using X-Charge rings up a sale at the cash register and selects to take payment with a credit card, the X-Charge software automatically processes the transaction. It asks the operator to swipe the card on the cash register and then handles the approval, printing of the customer receipt on the cash register and all settlement functions and reporting. Thus, the sale takes place for the customer and the retailer in one transaction rather than the two transactions it would take to separately ring up the credit card on a stand alone credit card terminal in addition to ringing up the sale on the cash register. Transactions are faster and more efficient with X-Charge.
Our X-Charge customer accounts can be broken up into two types. First, there are customers who have our own retailing solutions, such as Retail ICE, Retail Star, CAM-32, Profit$ or MicroBiz. Second, there are the customers of our resellers who are using a business software solution that the reseller has developed for their customers.
The revenues from X-Charge accounted for approximately 50%, 39%, and 26% of our total revenues for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.
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
Our systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by day and/or month. In addition, our systems provide full management reporting, including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (last cost, average cost and retail) and other reports. The systems can also provide integrated or interfaced accounting functions including accounts receivable, accounts payable, and general ledger. Our systems integrate Intel-based personal computers, computer point of sale stations, hand-held and table top barcode laser scanners, computer workstations, laser printers, and our software. Each system is configured to meet the customer’s particular needs and, as a result, the components included in each system, including the personal computer, printer, point of sale station and our software, depend on the needs, the size and the industry type of the customer.
We provide to each customer a turnkey system, which includes all of the hardware and the software as well as installation of the system at the customer’s premises, which is optional to the customer. All systems, except the MicroBiz and Retail ICE systems, are capable of handling multiple stores. In a multiple-store system, we either install a computer network or work with the existing network infrastructure of the customer. The server computer at each store communicates with the server computer at the customer’s main office. The main server computer compiles all information from the other locations for processing and reporting.
Inventory Management
We believe that inventory control is the most important and time consuming task facing the management of retail stores. Each of our systems was designed to address the retailer’s need for simpler and yet more accurate means of controlling a large and diverse inventory. All inventory information, once entered into the system, is updated for each sale that is transmitted from the point-of-sale station to the server computer. The following managerial reports are examples of the type of reporting that the systems are capable of providing:
(1)	Popularity Ranking. The systems will report on the popularity of each item in the store by producing a report listing each item of inventory ranked according to the number of sales of each item. The report is generated automatically or manually, and can produce a list of daily, weekly, monthly, year-to-date and/or trailing 12 or 13 months of sales. The systems will also analyze popularity data and indicate to the retailer which particular items of inventory are needed and which items are overstocked.

(2)	Zero Sales Report. The systems provide a sales analysis on a monthly and year-to-date basis for inventory items for which no sales have been made. The analysis can be reported on a total sales basis or on a departmental or item level basis.

(3)	Inventory Tabulation and Valuation. The systems provide reports listing all inventory on hand, the valuation of such inventory on a cost and retail basis, the average cost of each item in inventory, and all items of inventory on order but not yet received.

(4)	Automatic Purchasing. The systems provide a report listing all items that should be ordered based upon historical data stored in the system, including the number of items in inventory, the number on the shelf, the number on order and the minimum quantities required. Certain systems can also automatically provide a purchase order if desired.

(5)	Pricing. The systems are capable of producing price stickers in various label formats, assigning Uniform Purchase Code numbers and printing barcodes directly upon the price labels for reading by laser scanners. In addition, if there is a price change, the systems will automatically update the pricing information and, if desired, print new pricing labels.

(6)	Reports. The systems permit the retailer to produce customized reports and forms utilizing data in the system.
Accounting Management
We have developed our own accounting software called Retail STAR Accounting, which is integrated with Retail STAR and Retail ICE software products. The accounting modules include Sales Order, Accounts Receivable, Accounts Payable, General Ledger, and Bank Reconciliation.
i.STAR
We provide retailers the ability to set up an Internet storefront with our i.STAR software that is integrated with Retail STAR and CAM32 systems. The Internet storefront is established within the system as a virtual store location in a chain of stores. The integrated accounting features (i.e., order processing and accounts receivable) are used to process, track, and ship the orders that are received from the Internet storefront. As a one source solution for our customers, we also provide a Web hosting service for i.STAR.
Service and Support
Customer service and support is a critical element in maintaining customer satisfaction. For a monthly fee, each purchaser of a system receives service and support from us. The service and support we provide includes:
(1)	Technical Phone Support and Software Enhancements. We provide technical support by troubleshooting the customer’s systems problems via the telephone and via modem. We do not customize our software for particular customers, but we are receptive to comments from customers concerning our software. Such comments, together with planned enhancements to the software, result in improvements, which are provided without additional cost to all customers on a service contract.

(2)	Installation and Training. In order to assure customers that they will be able to properly integrate our system into their business, we offer on-site installation and training on the use and application of our systems to each customer. The training can take place at our in-house training facilities or at the customer’s location. The amount of training required depends upon the knowledge and experience of the user plus the complexity of the business at which the system is being implemented. We also offer training to our customers via the telephone.

(3)	Hardware Service. We offer hardware service to our customers on a time and materials billing basis. Our service representatives are trained to determine the source of the problem or malfunction in the hardware and, once determined, replace the defective component. Defective components are either repaired at our facility or sent to a manufacturer’s authorized service center for repair.
Marketing
Direct Sales
We market our systems and services primarily through our direct sales force consisting of 51 salespersons and sales associates, all of whom work exclusively for us. Our marketing efforts extend nationwide with offices in the states of California, Nevada, Washington, Georgia, Florida, Missouri, Massachusetts, Texas and New Jersey. Each salesperson is assigned a specific geographical territory and is responsible for following up on sales leads in that territory. Each salesperson is provided with a sales kit and demonstration equipment. Each salesperson is trained by us to be able to define the needs of the potential customer, recommend a system configuration, and provide appropriate price quotes. Upon the execution of a typical sales contract, we are generally able to ship and install an entire system within four to six weeks. We are paid directly by the customer. Compensation for salespeople is based on a percentage of contract prices for each system sold.
Brochures, Trade Shows, and Advertising Media
We market our systems by advertising in trade journals, on the Internet, and in other print media targeted at retail businesses, by attending industry specific trade shows, by using sales promotional DVDs, and by direct mail advertising.
Sources of Supply
The computer hardware, which make up our systems, consist primarily of standard components purchased by us from outside distributors and includes products such as Intel-based personal computers, Hewlett-Packard printers, Symbol Technologies hand-held laser scanners and portable data terminals, and Epson receipt printers. For most computer hardware components, we have more than one source of supply. We do not maintain a significant inventory of hardware component parts.
Customers
We have a wide base of customers with no single customer accounting for 10% or more of our revenues.
Backlog
We purchase component hardware for our systems based upon system purchase orders and our forecast of demand for our products. Orders from customers are usually shipped by us pursuant to an agreed upon schedule. Orders, however, may be canceled or rescheduled by the customer with a minimal penalty. For this reason, we believe backlog information is not indicative of our future sales or business trends and is subject to fluctuation. However, as of September 30, 2007, backlog was approximately $471,000, as compared to $719,000 on September 30, 2006. This backlog is based upon purchase orders placed with us which we believe are firm orders that will be filled during fiscal year 2008.
Competition
The industry in which we operate is highly competitive. We compete with suppliers dedicated to servicing just one type of business and software suppliers that provide functions similar to our software to a variety of types of businesses. Most competitors sell their products through independent dealers on a regional and national basis. We sell our systems on a direct sales basis.
We consider our systems to have greater capabilities for the small and medium size retailers than suppliers of other systems. We believe that we offer unique software features, including i.STAR (fully integrated Web store), gift card processing, and integrated accounting software. Included among such capabilities are ongoing software enhancements and a service organization in place to support the customer after the initial sale, if a support contract was purchased. We compete on the basis of product features, customer support, and our direct sales force against competitors that typically compete on the basis of lower pricing.
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
We spent approximately $1,963,000, $1,808,000, and $1,706,000 on software development, including amounts capitalized during the years ended September 30, 2007, 2006, and 2005, respectively. We anticipate we will continue to incur software development costs in connection with enhancements and improvements of our software and the development of new products. These activities may require an increase in our programming and technical staff.
Employees
As of September 30, 2007, we had 196 full time employees, including 18 employed in finance, administration and executive officers, 22 in programming and quality assurance, 61 in sales and marketing, 20 in training and installation, 67 in technical support and customer service, and 9 in operations.
None of our employees are represented by a labor union and we believe that we enjoy harmonious relationships with our employees.
Environmental Regulations
There has been no material effect on us from compliance with environmental regulations.
Foreign Operations
We do not engage in business outside of the United States.
Information Available on Our Website and Elsewhere
We make available free of charge on our internet website at www.camcommerce.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our SEC filings, as well as those of other companies that file electronically with the SEC, are available at the SEC’s

Internet website at www.sec.gov. You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.
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
The revenue from our payment processing services grew by approximately 51% from fiscal 2006 to fiscal 2007 and accounted for approximately 50% of all revenue in fiscal 2007. This growth was due primarily to adding new customers, rather than increases in revenue from existing customers. We may not be able to continue to add new customers at the same rate in the future, in which case, our revenue growth may slow down substantially.
We would be adversely affected by the loss of a single payment processor.
Global Payments processes the payment transactions for our merchants, which represents about 95% of our total payment processing revenues. If Global Payments were to cease doing business with us for any reason, we would have to attempt to move these merchants to a new payment processor or processors. This would be extremely disruptive to our business and we could lose a substantial number of X-Charge accounts to our competitors in the process. The disruption in business, which could include the inability to collect revenues from Global Payments on payment processing transactions, could have a material adverse effect on our operating results.
Our original core business of computer system sales is in decline.
The sales of turnkey computer systems for the retail market declined by approximately 8% in fiscal 2007. This decline is due to market factors outside of our control and may continue. We cannot predict if and when a turn around in our system sales will occur. In response to this decline, we have shifted our business emphasis to the processing of credit card payments and other similar transactions, but still continue to strive for improvement in our system sales.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

We lease approximately 26,000 square feet of space in Fountain Valley, California. This facility houses our corporate headquarters, which includes executive and administrative offices, service and support staff, system integration staff, and our inventory warehouse. The lease will expire on March 31, 2010.
In addition, we lease approximately 20,500 square feet of office space in Henderson, Nevada from our Chief Executive Officer pursuant to a ten-year lease that expires on March 31, 2017. The facility houses our research and development team, our inside sales team and X-Charge group. We also have various immaterial leases for sales offices throughout the country.
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

PART II
Pursuant to General Instruction G (2), Items 5, 6, 7, and 8 have been omitted since the required information is contained in our 2007 Annual Report to Stockholders pursuant to Rule 14a-3(b), which is filed as an exhibit and incorporated herein by reference below.

FORM 10-K	ANNUAL REPORT TO STOCKHOLDERS
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER’S MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES	PAGE 27: STOCK AND DIVIDEND DATA PAGES 21-24: SHARE-BASED COMPENSATION

ITEM 6: SELECTED FINANCIAL DATA	PAGE 28: SELECTED FINANCIAL DATA SEE NOTE (A) BELOW

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	PAGES 4-11: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	SEE NOTE (B) BELOW
Note (A) The selected financial data incorporated herein by reference to our 2007 Annual Report to Stockholders as of September 30, 2007 and 2006 and for each of the years in the three-year period ended September 30, 2007, have been derived from our audited financial statements included elsewhere in this report by reference. The selected financial data as of September 30, 2005 and for the years ended September 30, 2004 and 2003 have been derived from our audited financial statements not included herein. The data is qualified in its entirety by reference to, and should be read in conjunction with our financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report by incorporation by reference.
Note (B) Information for Item 8 is included in our financial statements as of September 30, 2007 and 2006, and for each of the years in the three-year period ended September 30, 2007, and our unaudited quarterly financial data for the two years ended September 30, 2007 and 2006, on pages 12 through 24 and page 28, respectively, of our 2007 Annual Report to Stockholders which is hereby incorporated by reference. The reports of the independent registered public accounting firms are included on pages 25 and 26 of the Annual Report to Stockholders.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
At September 30, 2007 and 2006, our cash and cash equivalents were approximately $22,047,000 and $15,196,000, respectively. At September 30, 2007 and 2006, we also held $6,388,000 and $8,457,000, respectively, of marketable available-for-sale securities consisting of debt instruments and certificate of deposits that bear interest rate risk. We place substantially all of our interest bearing investments with major financial and corporate institutions to limit risk. A 10% decline in interest rate yields would have resulted in a decrease in interest income of approximately $132,000 and $97,000 for the years ended September 30, 2007 and 2006, respectively.
Equity Price Risk
We do not invest in available-for-sale equity securities, and, therefore, are not subject to significant equity price risk.

Foreign Exchange Rate Risk
We do not operate internationally and, therefore, are not subject to market risk from changes in foreign exchange rates.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9AT. CONTROLS AND PROCEDURES

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
ITEM 9B. OTHER INFORMATION

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their ages are as follows:

Name	Age	Position with the Company
Geoffrey D. Knapp	49	Chief Executive Officer, Director, Chairman of the Board, and Secretary
Paul Caceres	47	Chief Financial Officer and Chief Accounting Officer
Walter W. Straub	64	Director
David A. Frosh	49	Director
Donald A. Clark	57	Director
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

     Walter W. Straub has been a director of the company since May 1989. From 1984 to 2004, he served as the President, Chief Executive and Director of Rainbow Technologies, Inc., a public company engaged in the business of designing, developing, manufacturing and marketing of proprietary computer related security products. Mr. Straub was a Director of SafeNet, Inc., a public company that merged with Rainbow Technologies, Inc. in 2004. In October 2006, Mr. Straub was named Chairman of the Board and interim CEO of SafeNet, Inc. until April 2007 when SafeNet was acquired. Mr. Straub received a bachelor’s degree in electrical engineering and a master’s degree in finance from Drexel University. In May 1993, Mr. Straub was elected to the Board of Trustees of Drexel University. Mr. Straub serves on the Concordia University President’s Advisory Council.
     David A. Frosh has been a member of the Board of Directors since August 1991. Mr. Frosh is currently a business consultant. From 2001 to 2006, he served as the President of Sperry Van Ness, a commercial real estate brokerage firm, which he resigned in December 2006. Mr. Frosh was employed by the company as President from June 1996 to March 2001. From June 1990 to June 1996, Mr. Frosh was employed as sales executive for the national accounts division of Automatic Data Processing “ADP.” ADP provides computerized transaction processing, data communications and information services. Mr. Frosh is a Professor of Marketing at Pepperdine University and Member of Pepperdine’s board of trustees. He is also a Director for Nexregen, a real estate investment trust, and serves on the advisory board of Therapy Solutions, a provider of technology based solutions for chronic muscular and skeletal disorders. Mr. Frosh received a bachelor’s degree in marketing from Central Michigan University and a master’s degree in business administration from Claremont Graduate School.
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
The terms of office of directors expire at the next Annual Meeting of Stockholders, or at such time as their successors have been duly elected and qualified. There are no arrangements or understandings by or between any director or executive officer and any other person(s), pursuant to which he or she was or is to be selected as a director or officer, respectively.
Beginning in fiscal 2006, our directors who are not officers each receive $5,000 for every Board meeting they attend. Prior to fiscal 2006, they received an option to purchase 7,500 shares of common stock at fair market value on the date of grant when they are elected at the annual stockholders meeting each year. Directors are entitled to an expense reimbursement for attending meetings. Subject to the terms of the employment agreements described in Item 11 below, officers serve at the discretion of the Board of Directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports furnished to us, we believe all Section 16(a) filing requirements applicable to all such persons were complied with during the fiscal year covered by this report.
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
ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
Overview
Our Compensation Committee has responsibility for setting our overall compensation strategy and aligning it with our business goals. This includes determining the compensation of our chief executive officer and other executive officers, overseeing our equity incentive plans and other benefit plans and ensuring that our compensation programs are fair, reasonable and competitive. In determining compensation, the Compensation Committee seeks to ensure that the compensation of our executive officers that aligns their interests with the interests of our stockholders. The Compensation Committee must also review and approve all forms of deferred compensation and incentive compensation, including stock option grants, stock grants, and other forms of incentive compensation granted to our executive officers.
Compensation Philosophy and Program Objectives
Our executive compensation program is designed (i) to attract and retain outstanding executive officers capable of leading the company to fulfillment of its business objectives, and (ii) to establish an appropriate link between executive compensation and achievement of our strategic and financial performance goals, including the enhancement of shareholder value. Our compensation program is specifically designed to reward our executive officers for individual performance, years of experience, contributions to our financial success, and creation of stockholder value. Our compensation philosophy is to provide overall compensation levels that (i) are sufficient to attract and retain talented executives and to motivate those executives to achieve superior results, (ii) align executives’ interests with our corporate strategies, our business objectives, and the long-term interests of our stockholders, (iii) enhance executives’ incentives to increase our stock price and maximize stockholder value, and (iv) are consistent with our constant focus on controlling costs. In many instances we build our compensation elements around long term retention and development together with annual rewards based on specific focus areas.
In hiring and retaining executive management, we compete with a variety of companies, including larger companies with greater resources. Accordingly, the Compensation Committee believes it is appropriate to offer executives, subject to performance goals being met, long-term incentive compensation that is intended to align their interests more closely with those of all stockholders. These long-term equity incentive grants are generally targeted to a composite group of companies. Based upon its deliberations and analysis, the Compensation Committee believes that within the framework defined above our executive compensation practices provide an overall level of compensation that is competitive with the level of compensation of companies of similar size, complexity, revenue and growth potential, and that its executive compensation practices recognize the caliber, level of experience and performance of our management.
Assessing Executive Performance and Results
The Compensation Committee assesses the performance of the chief executive officer and it works with the chief executive officer in determining the performance assessments of the other executive officers. Performance is assessed and recognized through the annual planning and budget process. During this process, key strategies and objectives are established for both the short and long term. During the initial planning meeting and then each quarter, results are reviewed against the plan and budget. We do not use specific quantitative targets or formulas to assess executive performance or determine compensation.
Although the compensation process is managed and driven and decisions made by the Compensation Committee, the views of certain of our executive officers are taken into account in connection with setting the compensation of other executive officers. Executive officers participate in the preparation of materials requested by the Compensation Committee for use and consideration at Compensation Committee meetings and the Compensation Committee has the opportunity to meet with each of the executive officers at various times during the year to assess performance. In assessing the performance of the executive officers, the Compensation Committee does not assign specific weights to the factors considered.
Our chief executive officer prepares recommendations regarding the individual and corporate performance goals and objectives of our other officers that are periodically established. Additionally, the chief executive officer recommends compensation and other terms of employment for these officers. The Compensation Committee reviews and considers these recommendations in its deliberations, taking into account the officer’s success in achieving his or her individual performance goals and objectives and the corporate performance goals and objectives deemed relevant to the officer as established by the Compensation Committee. The chief executive officer may be present during these deliberations, but does not vote.
The same criteria are key elements in the assessment of the chief executive officer’s performance by the Compensation Committee. The Board of Directors determines, in its sole discretion, the compensation and other terms of employment of our chief executive officer, based on the Compensation Committees’ recommendation and evaluation of the chief executive officer’s performance in light of relevant corporate performance goals and objectives. The chief executive officer is not present for the discussion and does not participate in the decisions regarding his compensation.
Elements of Compensation
Our executive compensation program has two major elements, fixed salary and incentive compensation. Incentive compensation consists of cash bonuses and non-qualified stock options. Our compensation program also consists of providing our senior executive officers with employee benefits that are generally available to all of our employees including, matching contributions to a defined contribution (401(k)) retirement plan and health insurance benefits. The mix of fixed salary and incentive compensation is determined by the Compensation Committee to provide the right balance of market competitiveness and align the executive’s incentive compensation with business performance and stockholder return.
Salary
Salary is intended to compensate executive officers at a level which is appropriate for an executive in his or her position, consistent with experience and capabilities and in an amount which is competitive with the level of compensation paid by companies of similar size, complexity, revenues and growth potential. The Compensation Committee reviews the salary information of a broader survey group of similar sized companies in the industry and a peer group of companies and uses such information as a guideline in establishing the salary for each executive officer. We believe that offering competitive salaries gives us the opportunity to attract and retain talented managerial employees.
Incentive Bonuses
The Compensation Committee believes that the relative portion of an executive officer’s compensation that is variable rather than fixed should increase as the scope and level of the individual’s business responsibilities increase. This allows us to more closely match total compensation with our actual performance. Accordingly, the calculation of annual incentive bonus payments under our senior management incentive plan for executive officers is determined based on the company’s actual performance measured against objective performance criteria approved by the Compensation Committee as described below.

Performance goals are established on an annual basis in connection with our budgeting process. These measures are believed to best reflect the short-term performance of the company, as they are directly influenced by management’s actions and exclude investment income and other non-operating factors that affect pre-tax income. For fiscal 2007, achievement of the target bonus was based on achieving specified pre-tax income goal. The Compensation Committee believes the goals set are challenging, but achievable. When appropriate, the Compensation Committee will subsequently consider adjusting the targets to take into account developments which occur after the budget process has concluded.
Bonuses are based on achievement of pre-tax income goals and are intended to motivate short-term financial performance of the company. It is intended that high levels of achievement will provide executives with above average levels of current compensation, and that lower levels of achievement will provide executives with below average levels of current compensation.
Stock Options Compensation
We no longer grant stock options to executives as a form of compensation.
Employee Benefit Programs
Our 401(k) plan is based on employee contributions and partial company matching. The Compensation Committee believes that the contribution levels to the 401(k) plan are typical and necessary to recruit and retain qualified executives.
We cover the cost of health care benefits for executives and their families. The terms of our health care programs for both current employees and retirees do not discriminate in scope, term or operation in favor of our executive employees.
All salaried employees are entitled to payment of salary for any accumulated but unused vacation days upon termination of employment.
Deferred Compensation Plan
We do not have a deferred compensation plan.
Miscellaneous Benefits
We do not provide special perquisites and benefits to executive officers. Executive officers are compensated through salary and incentive compensation only. We do not provide cars, private air travel, family travel reimbursement or other special travel benefits to executive officers. Except for the 401(k) plan described above, we have no pension or retirement plan. We do not maintain lodging for the benefit of executive officers or reimburse executive officers for lodging expenses except in connection with business travel, including company requested relocations. We do not provide tax planning assistance, financial planning or other personal services to executive officers nor do we reimburse executive officers for any such services. Except for the tax gross ups in connection with a change in control described below, we do not provide tax assistance to executive officers. We do not provide club memberships or other personal social or entertainment benefits to executive officers, nor do we reimburse executive officers for any such costs. We do not make loans or provide guarantees to executive officers.
Allocations Between Forms of Compensation
Executive compensation is designed to be comprised of 55% to 65% of fixed salary and 35% to 45% of variable compensation based on performance factors.
CEO Performance and Compensation
Within the framework described above, the Compensation Committee evaluates the performance of our chief executive officer and determines the officer’s salary and bonus on an annual basis. The Compensation Committee sets qualitative objectives and responsibilities for the chief executive officer consistent with our business model. These include creating shareholder value through revenue and profit growth, strategic planning and new product development, enhancement of stockholder value and effective Board and stockholder communications.
Accounting and Tax Implications
Section 162(m) of the Internal Revenue Code limits deductions for executive compensation in excess of $1 million, except for certain compensation which qualifies for a performance-based exception. Certain types of compensation in excess of $1 million are deductible by us if performance criteria are specified in detail and are contingent on stockholder approval of the compensation arrangement. The equity grants under our stock option plans are not subject to deduction limit. Cash compensation paid to our named executive officers did not exceed the Section 162(m) thresholds in fiscal 2007.
While the Compensation Committee will continue to consider deductibility under Section 162(m) with respect to future compensation arrangements with executives, deductibility will not be the only factor used in ascertaining appropriate levels or modes of compensation. Since corporate objectives may not always be consistent with the requirements for full deductibility, it is possible that the Compensation Committee may, in the future, enter into compensation arrangements where the payments are not fully deductible under Section 162(m).
Beginning on October 1, 2005, we began accounting for stock-based compensation in accordance with the requirements of SFAS 123(R).
Change in Control agreements
We have change in control agreements in place with Geoffrey Knapp, our Chief Executive Officer, and Paul Caceres, our Chief Financial Officer. The agreements require each officer’s position, duties, title, authority and responsibilities to be at least commensurate with those held prior to any change in control. If after a change in control the executive is terminated without cause or resigns due to a reduction in authority and responsibilities, the officer will receive payments equal to 299% of their base salary and a bonus based on their compensation from the fiscal year ended prior to the year in which the termination takes place. The agreements include a provision for participation in the Company’s benefit plans, including medical, disability and life insurance, and fringe benefits, for 18 months following termination other than for cause after a change of control. The agreements also include provisions to gross up payments made following termination of employment after a change in control in order to eliminate, to the extent possible, the effect of the excise tax on such payments that might be imposed by Sections 280G and 4999 of the Internal Revenue Code to the extent possible. If a triggering event of a change in control was to occur on the last business day of the most recently completed fiscal year, the agreement calls for a lump sum payment of $1,360,000 to Mr. Knapp and $900,000 to Mr. Caceres, in addition to the applicable gross up payments. Each agreement is for a term of 12 months and automatically renews on an annual basis.
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
Compensation of Directors
The compensation plan for non-employee directors has changed. Beginning in fiscal 2006, they each receive $5,000 for every Board meeting they attend. Prior to fiscal 2006, they were each granted options to purchase 7,500 shares of common stock when they were elected at the annual stockholders meeting each year. The non-employee directors are Walter Straub, David Frosh, and Donald Clark. These directors were also eligible to be reimbursed for their expenses in attending meetings of the Board of Directors and committees of the Board. Directors who are employees of the company receive no compensation for serving on the Board of Directors.

The following table sets forth information concerning compensation paid by us for services rendered to us during fiscal year ended September 30, 2007 to our non-employee directors.
DIRECTOR COMPENSATION

					Change in Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Walter Straub	$20,000	—	—	—	—	—	$20,000
David Frosh	$20,000	—	—	—	—	—	$20,000
Donald Clark	$20,000	—	—	—	—	—	$20,000
Employment agreements
Geoffrey Knapp, Chief Executive Officer, and Paul Caceres, Chief Financial Officer, each have 12-month employment agreements that renew automatically on an annual basis. On December 20, 2006, the Company amended the employment agreements. Other than each executive’s base salary, the terms of the employment agreements are substantially identical. Severance payment for termination other than for cause was increased in 2006 from 100% of the executive’s base salary and annual bonus in the fiscal year prior to the year in which the termination occurred to 299% of such amount. In addition to terminations for good reason by the executive because of a breach of the employment agreement by the company or substantial adverse change in his authority or responsibilities, the executive may also terminate the agreement and receive the severance payment if he is required to be based or perform services at an office or location other than the one he is based at immediately prior to a change of control, except for reasonable travel requirements. The agreements provide a minimum annual base salary of $326,500 for Mr. Knapp and $207,000 for Mr. Caceres. The agreements also include a provision for annual bonuses to be paid based on achieving annual performance goals.
The following table sets forth information concerning compensation paid by us for services rendered to us during fiscal year ended September 30, 2007, and the prior two fiscal years, to our Chief Executive Officer and each additional executive officer whose total compensation exceeded $100,000 (each a “Named Executive Officer”):
SUMMARY COMPENSATION TABLE

						Non-Equity	Non-Qualified
Name and Principal	Fiscal		(1)	Stock	Option	Incentive Plan	Deferred	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation Earnings	Compensation	Total
Geoffrey Knapp	2007	$332,000	$237,000	$0	$0	0	$0	$0	$569,000
Chairman of the	2006	$317,000	$138,000	$0	$0	0	$0	$0	$455,000
Board and CEO	2005	$305,000	$94,000	$0	$0	0	$0	$0	$399,000
Paul Caceres	2007	$210,000	$150,000	$0	$0	0	$0	$0	$360,000
CFO and CAO	2006	$201,000	$88,000	$0	$0	0	$0	$0	$289,000
	2005	$193,000	$59,000	$0	$0	0	$0	$0	$252,000

(1)	Bonuses paid to the Named Executive Officers are pursuant to annual incentive compensation programs established each year for selected employees, including executive officers. Under this program, performance goals, relating to such matters as income before taxes , were established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the company and the individual achieved or exceeded the performance goals.
Stock Options Granted and Exercised During Fiscal 2007
There were no stock options granted to executive officers during the fiscal year covered by this report.
The following tables set forth certain information concerning options exercised by the Named Executive Officers during the fiscal year covered by this report, and outstanding options at the end of such year held by the Named Executive Officers.
OUTSTANDING EQUITY AWARDS AT SEPTEMBER 30, 2007

OPTION AWARDS					STOCK AWARDS
	Number of	Equity Incentive					Equity Incentive
	Securities	Plan Awards: # of					Plan Awards: # of
	Underlying	Securities				Market Value of	Unearned Shares,	Value of Unearned
	Unexercised Options	Underlying	Option	Options	# of Shares or	Shares or Units of	Units or Other	Shares, Units or
	Exercisable/	Unexercised	Exercise	Expiration	Units of Stock That	Stock That Have Not	Rights That Have	Other Rights That
Name	Unexercisable	Unearned Options	Price	Date	Have Not Vested	Vested	Not Vested	Have Not Vested
Geoff Knapp	50,000/0	—	$5.38	8/2/2010	—	—	—	—
Paul Caceres	15,000/0	—	$5.38	8/2/2010	—	—	—	—
	15,000/0		$3.56	4/26/2011
	5,000/0		$4.98	8/20/2013
OPTION EXERCISES AND STOCK VESTED

OPTION AWARDS			STOCK AWARDS
	# of Shares	Value	# of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise (1)	Vesting	Vesting
Geoff Knapp	20,000	$373,200	—	—
Paul Caceres	—	—	—	—

(1)	Market value of the underlying securities of the exercised options at the exercise date minus the exercise price of the options.
Report of the Compensation Committee
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this annual report. Based on this review and the discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.
     Compensation Committee
     Walter Straub, Donald Clark, and David Frosh
     November 1, 2007

The Report of the Compensation Committee will not be deemed to be incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Act of 1934, except to the extent we specifically incorporate the report by reference.
Compensation Committee Interlocks and Insider Participation
As noted above, the members of the Compensation Committee during the fiscal year ended September 30, 2007 were Walter Straub, Donald Clark, and David Frosh. Neither Walter Straub nor Donald Clark has ever been an officer or employee of our company. David Frosh was formerly employed by our company as President from June 1996 to March 2001. None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire Board of Directors) or as an executive officer of another entity during the fiscal year ended September 30, 2007.
No member of the Compensation Committee had, or will have, a direct or indirect material interest in any transaction or series of similar transactions that have occurred since the beginning of our fiscal year ended September 30, 2007, or in any currently proposed transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000.
1993 Stock Option Plan
In April 1993, our stockholders approved our 1993 Stock Option Plan (the “1993 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to us, at a price not less than the fair market value at the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors and expire ten years from the date of grant. The 1993 Plan expired in April 2003. At the time, options exercisable for all 1,200,000 shares of our common stock authorized for issuance under the 1993 Plan had been granted.
2000 Stock Option Plan
In April 2000, our Board of Directors approved our 2000 Stock Option Plan (the “2000 Plan”) under which non-statutory options may be granted to key employees and individuals who provide services to us, at a price not less than the fair market value at the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors and expire ten years from the date of grant. The 2000 Plan was not formally approved by our stockholders. The 2000 Plan allows for the issuance of an aggregate of 750,000 shares of our common stock. The 2000 Plan term is unlimited in duration. Options for 538,000 shares of our common stock have been granted under the 2000 Plan as of September 30, 2007.
Information required to be disclosed for options, warrants and rights is hereby incorporated by reference to our 2007 Annual Report on pages 21-24; footnote 5 “Share-Based Compensation.”
401(k) Plan
In July 1991, we adopted a contributory profit-sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. Under the plan, eligible employees are able to contribute up to 15% of their compensation. Our contributions are at the discretion of the Board of Directors. We made a matching contribution of $176,000 for the fiscal year ended September 30, 2007.
Stock Price Performance Graph
The following graph shows a comparison of cumulative total returns for our company, the NASDAQ Composite Stock Market Index and the NASDAQ Computer and Data Processing Services Index, during the period commencing on September 30, 2002 and ending on September 30, 2007. The comparison assumes $100 was invested on September 30, 2002 in each of our common stock, the NASDAQ Stock Market Composite Index, and the NASDAQ Computer and Data Processing Services Stock Index and assumes the reinvestment of all dividends, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2007, certain information regarding ownership of our common stock by (i) each person that we know is the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, director nominees, and executive officers who owns common stock and (iii) all directors and officers as a group.

		Shares Beneficially Owned
	Name and Address of	Amount & Nature of
Title of Class	Beneficial Owner	Beneficial Owner (4)	Percentage of Class (4)
Common Stock	Geoffrey D. Knapp, Chairman of the Board and CEO (1)	467,000	11.2%
Common Stock	Paul Caceres, Chief Financial Officer (1)	35,000	*
Common Stock	Walter W. Straub, Director (1)	123,000	2.9%
Common Stock	David Frosh, Director (1)	22,000	*
Common Stock	Donald Clark, Director (1)	26,000	*
Common Stock	Ken Templeton, Beneficial Owner (2)	620,000	15.1%
Common Stock	Bares Capital Management, Beneficial Owner (3)	394,000	9.6%
Common Stock	All Directors and Officers as a Group (of 5 persons)	673,000	15.6%

*	less than 1%

(1)	The address of each beneficial owner is in care of CAM Commerce Solutions, Inc., 17075 Newhope Street, Fountain Valley, California 92708.

(2)	Address of beneficial owner is 3311 S. Rainbow Blvd., Las Vegas, NV 89146.

(3)	The address of the beneficial owner is 221 W. 6th Street, Suite 1225, Austin, TX 78701.

(4)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from September 30, 2007, are deemed outstanding, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. The total amount of these shares with respect to which all of the above have rights to acquire beneficial ownership in sixty (60) days are as follows: Geoffrey Knapp 50,000; Paul Caceres 35,000; Walter Straub 70,000; David Frosh 22,000; and Donald Clark 26,000. To our knowledge, each person named in the table has the sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such person or entity.
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

(c)
		(b)	Number of securities
	(a)	Weighted-average exercise	remaining available for
	Number of securities to be	price of	future issuance under
	issued upon exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
1993 Stock Option Plan approved by security holders	118,000	$4.60	—
2000 Stock Option Plan not approved by security holders	242,000	$8.34	212,000
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 19, 2006, we renewed a lease agreement with our Chief Executive Officer, Geoffrey D. Knapp, for approximately 20,500 square feet of office space in Henderson, Nevada. The lease is for a ten-year term that commences upon the completion of the building expansion space, which occurred on April 13, 2007. The initial rent of $25,949 per month is subject to annual percentage increases equal to the increases, if any, in the Consumer Price Index. No rent adjustment, however, shall be less than two percent (2%) nor greater than four percent (4%).
In accordance with our written Related Party Transactions Policy, out Audit Committee reviewed and approved this related party transaction, finding that the lease is on terms no less favorable to the company than those generally available from third parties. Pursuant to our Related Party Transactions Policy, our Audit Committee is responsible for reviewing and approving the terms and conditions of all related party transactions. Any material financial transaction with an officer, director, 5% or more shareholder or immediate family member of any of the foregoing would need to be approved by our Audit Committee.
In determining whether to approve or ratify a related party transaction, our Related Party Transactions Policy requires the Audit Committee to review the material facts of the transaction and take into account, among other factors the Audit Committee may deem appropriate, whether the transaction is on terms no less favorable than terms generally available to or from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.
There were no transactions required to be reported under applicable Securities and Exchange Commission rules since October 1, 2006 where our related party transactions policies and procedures did not require review, approval or ratification or where such policies and procedures were not followed.
Our Board of Directors consists of Geoffrey Knapp, Walter Straub, David A. Frosh and Donald A. Clark. Mr. Straub, Mr. Frosh and Mr. Clark meet the criteria for independence as required by NASDAQ Global Market listing standards. These three individuals are the members of our Audit, Compensation and Nominating Committees.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate audit fees incurred for services provided for fiscal 2007 and fiscal 2006 were as follows:

Category	Fiscal 2007		Fiscal 2006
Audit Fees (1)	$158,000	(3)	$121,000
Audit-Related Fees (2)	—		23,000
Tax Fees	—		—
All Other Fees	—		—

(1)	Includes annual audit and quarterly reviews.

(2)	Fees for work related to our SFAS123R adoption and compliance with Section 404 of the Sarbanes- Oxley Act.

(3)	Breakdown of the total fees is as follow: Ernst & Young LLP-$106,000 and McGladrey & Pullen, LLP- $52,000
We appointed Ernst & Young LLP as our new independent registered public accounting firm in June 2007. McGladrey & Pullen, LLP was our independent registered public accounting firm for the 2005 fiscal year through June 2007.
Audit Committee Pre-Approval Policies
Our Audit Committee has adopted detailed pre-approval policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. All of these services were pre-approved in fiscal years 2006 and 2007. The fees are budgeted, and actual fees versus the budget are monitored throughout the year. During the year, circumstances may arise when it may become necessary to engage the independent accountant for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of the Audit Committee before engaging the independent accountant. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee’s responsibilities to management. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated will report any pre-approval decisions to the Audit Committee no later than at its next scheduled meeting.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report.
     1. Financial Statements
The financial statements required by Item 8 of this report are incorporated by reference to our 2007 Annual Report to Stockholders (See Index to Financial Statements and Financial Statement Schedule on page 23) .

     2. Financial Statement Schedule
See the Index to Financial Statements and Financial Statement Schedule on page 23.
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
10(g) Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)
10(j) Henderson, Nevada Office Lease Agreement (incorporated by reference to the Form 8-K filed on December 19, 2006)
13(a) Annual Report to Stockholders for the fiscal year ended September 30, 2007
23a Consent and Report on Schedule of Independent Registered Public Accounting Firm
23b Consent and Report on Schedule of Independent Registered Public Accounting Firm
31 (a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
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

Date: November 19, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Geoffrey D. Knapp Geoffrey D. Knapp	Chief Executive Officer and Chairman of the Board	November 19, 2007

/s/ David Frosh David Frosh	Director	November 19, 2007

/s/ Walter W. Straub Walter W. Straub	Director	November 19, 2007

/s/ Donald Clark Donald Clark	Director	November 19, 2007

CAM COMMERCE SOLUTIONS, INC.
INDEX TO
FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
ITEM 15(a)

	Page Reference
	Annual Report
	to Stockholders	Form 10-K

Reports of Independent Registered Public Accounting Firms	25-26

Balance Sheets at September 30, 2007 and 2006	12

Statements of Income for the Years Ended September 30, 2007, 2006 and 2005	13

Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005	14

Statements of Stockholders’ Equity for the Years Ended September 30, 2007, 2006 and 2005	15

Notes to Financial Statements	16-24

Schedule II. Valuation and Qualifying Accounts for the Years Ended September 30, 2007, 2006 and 2005		24

Consent and Report on Schedule of Independent Registered Public Accounting Firm		Exhibit 23a

Consent and Report on Schedule of Independent Registered Public Accounting Firm		Exhibit 23b
All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

CAM Commerce Solutions, Inc.
Schedule II — Valuation and Qualifying Accounts
Years Ended September 30, 2007, 2006, and 2005

			Deductions/Accounts
	Balance at	Additions Charged	Written Off Net of	Balance at End of
	Beginning of Year	to Income	Recoveries	Year
Allowance for Doubtful Accounts Receivable
2007	$154,000	$21,000	$53,000	$122,000
2006	$146,000	$37,000	$29,000	$154,000
2005	$155,000	$178,000	$187,000	$146,000

EXHIBIT INDEX

Exhibit	Description

3(a)	Certification of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).

3(b)	By-Laws, as amended (incorporated by reference to Exhibit 3(b) to Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993 — SEC File No. 333-121541).

10(b)	Employment Agreement and Change in Control Agreement for Geoffrey D. Knapp, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).

10(c)	Employment Agreement and Change in Control Agreement for Paul Caceres, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998 — SEC File No. 333-57907).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f)	Fountain Valley New Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001).

10(g)	Indemnity Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)

10(i)	Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to Form 10-Q filed on August 12, 2005)

10(j)	Henderson, Nevada Office Lease Agreement (incorporated by reference to the Form 8-K filed on December 19, 2006)

13(a)	Annual Report to Stockholders for the fiscal year ended September 30, 2007

23a	Consent and Report on Schedule of Independent Registered Public Accounting Firm

23b	Consent and Report on Schedule of Independent Registered Public Accounting Firm

31 (a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31 (b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
The company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.