Form 10-Q
period 2007-12-31
CAM COMMERCE SOLUTIONS INC
filed 2008-02-14
CIK 819334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007
OR
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑          Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
As of January 23, 2008, there were 4,114,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	DECEMBER 31, 2007	SEPTEMBER 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,110	$22,047
Marketable available-for-sale securities	5,515	6,388
Accounts receivable, net	2,884	2,688
Inventories	419	295
Deferred income taxes	404	625
Other current assets	265	182

Total current assets	32,597	32,225

Property and equipment, net	791	748
Intangible assets, net	517	544
Other assets	60	72

Total assets	$33,965	$33,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$669	$713
Accrued compensation and related expenses	1,668	1,877
Deferred service revenue and customer deposits	1,631	1,622
Cash dividends payable	1,235	986
Other accrued liabilities	77	372

Total current liabilities	5,280	5,570
Long term liabilities:
Liability for uncertain tax positions	414	—

Total liabilities	5,694	5,570

Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 4,114,000 shares issued and outstanding at December 31, 2007 and 4,105,000 at September 30, 2007	4	4
Capital in excess of par value	23,910	23,702
Accumulated other comprehensive loss	(3)	(2)
Retained earnings	4,360	4,315

Total stockholders’ equity	28,271	28,019

Total liabilities and stockholders’ equity	$33,965	$33,589

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	DECEMBER 31, 2007	DECEMBER 31, 2006
REVENUES
Net payment processing revenues	$5,785	$3,465
Net hardware, software and installation revenues	2,581	2,285
Net service revenues	1,479	1,422

Total net revenues	9,845	7,172
COSTS AND EXPENSES
Cost of payment processing revenues	239	130
Cost of hardware, software and installation revenues (1)	1,331	1,184
Cost of service revenues (1)	671	637

Total cost of revenues	2,241	1,951
Selling, general and administrative expenses (1) (2)	4,767	3,663
Research and development expenses (1)	464	383
Interest income	(361)	(305)

Total costs and expenses	7,111	5,692

Income before provision for income taxes	2,734	1,480
Provision for income taxes	1,040	512

Net income	$1,694	$968

Basic net income per share	$0.41	$0.24

Diluted net income per share	$0.39	$0.23

Shares used in computing basic net income per share	4,111	3,980

Shares used in computing diluted net income per share	4,290	4,191

Cash dividends declared per common share	$0.30	$0.16

(1) Includes share-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$3	$3
Cost of service revenues	4	5
Selling, general and administrative expenses	18	23
Research and development expenses	4	7
(2) Includes $78 and $42 for the three months ended December 31, 2007 and 2006, respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	DECEMBER 31, 2007	DECEMBER 31, 2006
Operating activities:
Net income	$1,694	$968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	162
Provision for doubtful accounts	(4)	—
Change in deferred income taxes	1,040	512
Share-based compensation	29	38
Excess tax benefits from share-based payment arrangements	(111)	(374)
Changes in operating assets and liabilities:
Accounts receivable	(192)	(247)
Inventories	(124)	40
Other assets	(77)	(68)
Accounts payable	(44)	(94)
Accrued compensation and related expenses	(209)	(247)
Deferred service revenue and customer deposits	9	367
Income taxes paid	(1,017)	(108)
Other accrued liabilities	20	(52)

Cash provided by operating activities	1,176	897

Cash flows from investing activities:
Purchase of property and equipment	(127)	(35)
Capitalized software development costs	(51)	(75)
Purchase of marketable securities	(1,656)	(1,008)
Proceeds from maturity of marketable securities	2,528	1,370

Cash provided by investing activities	694	252

Cash flows from financing activities:
Proceeds from exercise of stock options	68	244
Excess tax benefits from share-based payment arrangements	111	374
Dividends paid on common stock	(986)	(594)

Cash provided by (used in) financing activities	(807)	24

Net increase in cash and cash equivalents	1,063	1,173
Cash and cash equivalents at beginning of period	22,047	15,196

Cash and cash equivalents at end of period	$23,110	$16,369

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three months ended December 31, 2007 and 2006 are unaudited. They have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All marketable securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable available-for-sale securities at December 31, 2007 and September 30, 2007 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The gross unrealized losses on marketable available-for-sale securities at December 31, 2007 and September 30, 2007 were $5 and $4 respectively. There were no realized gains (losses) for the three months ended December 31, 2007 and 2006. Amortized cost of the Company’s marketable available-for-sale securities at December 31, 2007 and September 30, 2007 were $5,462 and $6,313, respectively.
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
DECEMBER 31, 2007
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
Comprehensive Income
The following tables present the calculations of comprehensive income:

	THREE MONTHS ENDED
	DECEMBER 31, 2007	DECEMBER 31, 2006

Net income	$1,694	$968
Unrealized gain on marketable available-for- sale securities, net of tax	—	6

Comprehensive income	$1,694	$974

Revenue Recognition Policy
The Company’s revenue recognition policy is significant because revenue is a key component of results of operations. In addition, revenue recognition determines the timing of certain expenses such as commissions. Specific guidelines are followed to measure revenue, although certain judgments affect the application of our revenue policy. The Company recognizes revenue in accordance with Statement of Position 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended and interpreted by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” and Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 provides further interpretive guidance for public companies on the recognition, presentation, and disclosure of revenue in financial statements.
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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In thousands, except per share data)
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of SFAS 159 and has not yet determined the impact on the financial statements.
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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In thousands, except per share data)
Capitalized software costs are amortized on the straight-line method over estimated useful lives ranging from three to five years. Amortization of capitalized software costs commences when the products are available for general release to customers.
Unamortized capitalized software costs at December 31, 2007 and at September 30, 2007 were $517 and $544, respectively.
Amortization of capitalized software costs, charged to cost of hardware, software and installation, for the three months ended December 31, 2007 and 2006 were $78 and $68, respectively.
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expenses for the three months ended December 31, 2007 and 2006 were $99 and $150, respectively.
Shipping and Handling
Shipping and handling fees and costs are included in the Unaudited Condensed Statements of Income under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. There were no anti-dilutive options excluded from the diluted net income per share computation for the three months ended December 31, 2007 and 2006.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In thousands, except per share data)
The computations of basic and diluted net income per share for the three months ended December 31, 2007 and 2006 are as follows:

	THREE MONTHS ENDED
	DECEMBER 31, 2007	DECEMBER 31, 2006
Numerator:
Net income for basic and diluted net income per share	$1,694	$968

Denominator:
Weighted-average shares outstanding	4,111	3,980

Denominator for basic net income per share:
Weighted-average shares	4,111	3,980
Effect of dilutive securities:
Stock options	179	211

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,290	4,191

Basic net income per share	$0.41	$0.24

Diluted net income per share	$0.39	$0.23

Dividends Declared
The Company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the prior quarter’s results. During the three months ended December 31, 2007, the Board of Directors declared a cash dividend of $0.30 per outstanding share based on the results of the fourth quarter ended September 30, 2007. The dividend was paid on January 17, 2008 to shareholders of record on January 7, 2008.
Share-Based Compensation
In 1993, the stockholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allowed for the issuance of an aggregate of 1,200 shares of the Company’s common stock. The 1993 Plan had a term of ten years. There have been 1,200 options granted under the 1993 Plan as of December 31, 2007. As of December 31, 2007, the Company had 118 shares reserved for issuance related to the options that remain outstanding under the 1993 Plan.
In April 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The plan allows for the issuance of an aggregate of 750 shares of the Company’s common stock. The term of the plan is unlimited in duration. There have been 538 options granted under the plan as of December 31, 2007. As of December 31, 2007, the Company had 445 shares reserved for issuance related to the options that remain outstanding under the 2000 Plan.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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
At December 31, 2007, there were $48 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be fully recognized in fiscal 2009.
For options exercised during the three months ended December 31, 2007, newly issued shares were issued.
A summary of the stock option plans at December 31, 2007 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING	AGGREGATE
	OF	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM (IN YEARS)	VALUE
Options outstanding at December 31, 2007	351	$7.11	4.2	$12,148
Options expected to vest at December 31, 2007	348	$7.06	4.2	$12,068
Options exercisable at December 31, 2007	342	$6.96	4.1	$11,905
Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.
As of October 1, 2007, the Company has provided $414 of unrecognized tax benefits related to Research and Development tax credit carryforwards. The cumulative effect of applying this interpretation has been recorded as a decrease of $414 to opening retained earnings with an offsetting increase to accrued FIN 48 liability. This entire amount would reduce the Company’s effective income tax rate if the asset is recognized in future reporting periods.
As of December 31, 2007, the Company has not identified any new unrecognized tax benefits.
The Company will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense. There are no interest and penalties associated with the $414 of unrecognized tax benefits because the Research and Development credit carryforwards were not previously utilized on the Company’s filed tax returns.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(In thousands, except per share data)
The Company is subject to U.S. federal income tax, and is currently under audit by the Internal Revenue Service for the years ended September 30, 2004 through September 30, 2005. The Company’s federal income tax returns are open to audit under the statute of limitations for the years ended September 30, 2004 through September 30, 2006. The Company’s statute of limitations for its September 30, 2004 has been extended to September 30, 2008. The Company believes the appropriate provisions for all outstanding issues have been made for all years under audit.
The Company is subject to income tax in California and various other state taxing jurisdictions. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended September 30, 2003 through September 30, 2006.
The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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
The section entitled “Forward Looking Statements” set forth below, the section entitled “Risk Factors” in our report on Form 10-K for the fiscal year ended September 30, 2007, and similar discussions in our other SEC filings, discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report, our 10-K report, and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.
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
We provide integrated retailing and payment processing solutions to small-to-medium retailers both on direct basis and through a growing network of resellers. We offer a payment processing software program, called X-Charge, which can be integrated with our point-of-sale systems and our resellers’ systems. This allows our customers to process a sale and credit card payment in one transaction using just the point-of-sale system, eliminating the need to separately process the credit card on a stand-alone credit card terminal. X-Charge is integrated with our five turn-key retailing systems, consisting of: (i) CAM32, which is designed for hard goods retailers whose inventory is re-orderable in nature; (ii) Profit$, which is designed for apparel and shoe retailers whose inventory is seasonal in nature, and color and size oriented; (iii) Retail STAR, which is designed to incorporate multiple functions of both the CAM32 and Profit$ systems; (iv) Retail ICE, which is a single-user derivative of Retail STAR; and (v) Microbiz, which is designed for single-store, hard goods retailers that are generally smaller in size than customers that utilize the CAM32 system. Our systems offer the ability to obtain: (i) automated pricing of each item; (ii) billing for charge account customers; (iii) printing of a customer invoice; (iv) tracking of inventory count on an item by item basis; (v) computation of gross profit, dollars and/or percentage of each item; and (vi) tracking of sales by clerk and department by day and/or month. In addition, our systems provide full management reporting including zero sales reports, inventory ranking, overstock and understock, sales analysis, inventory valuation (last cost, average cost and retail) and other reports. The systems can also provide integrated or interfaced accounting functions including accounts receivable, accounts payable, and general ledger.
OFF BALANCE SHEET ARRANGEMENTS
There were no off balance sheet arrangements as of December 31, 2007 and we do no currently have any such arrangements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and reported amounts of net revenue and expenses during the reporting period. We regularly evaluate estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
valuations, deferred income tax asset valuation allowances, accounting for share-based compensation related to SFAS 123R, liability for uncertain tax positions, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
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
System revenue from hardware sales and software licensing is recognized when a system purchase agreement has been signed, the hardware and software has been shipped, there are no uncertainties surrounding product acceptance, the pricing is fixed and determinable, and collection is considered probable. If a sales transaction contains an undelivered element, the vendor-specific objective evidence (“VSOE”) of fair value of the undelivered element is deferred and the revenue recognized once the element is delivered. The undelivered elements are primarily installation and training services. Revenue related to these services is deferred and recognized when the services have been provided. VSOE of fair value for installation and training services are based upon standard rates charged since those services are always sold as a separate option and priced independently. Installation and training services are separately priced, are generally available from other suppliers and are not essential to the functionality of the software products. Payments for our hardware and software are typically due with an initial deposit payment upon signing the system purchase agreement, with the balance due upon delivery, although established relationship customers in good credit standing receive thirty-day payment terms. VSOE of fair value for post-contract support (“PCS”) is the price the customer is required to pay since it is sold as a separate option and priced independently. PCS services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the support period.
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
Deferred Taxes
We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes. ” We do not carry a valuation allowance for our deferred tax assets. Our deferred tax assets included R&D credits. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including projected future taxable income, and recent financial performance. We currently have an Internal Revenue Service audit in process for the years ended September 30, 2004 and 2005.
Liability for Uncertain Tax Positions — FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” (“FASB 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earning in the year of adoption. As a result of the implementation of FIN 48, we recorded a decrease of $414 to opening retained earnings with an offsetting increase to accrued FIN 48 liability. This entire amount would reduce our effective income tax rate if the asset is recognized in future reporting periods. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
RESULTS OF OPERATIONS
The following tables summarize the results of our operations for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

	Three months ended December 31,			Variance
	2007	2006	Amount	%
Net payment processing revenues	$5,785	$3,465	$2,320	67%
Net hardware, software and installation revenues	2,581	2,285	296	13%
Net service revenues	1,479	1,422	57	4%

Total net revenues	9,845	7,172	2,673	37%
Cost of payment processing revenues	239	130	109	84%
Cost of hardware, software and installation revenues	1,331	1,184	147	12%
Cost of service revenues	671	637	34	5%

Total cost of revenues	2,241	1,951	290	15%
Selling, general and administrative expenses	4,767	3,663	1,104	30%
Research and development expenses	464	383	81	21%
Interest income	(361)	(305)	56	18%

Total costs and expenses	7,111	5,692	1,419	25%

Income before provision for income taxes	2,734	1,480	1,254	85%
Provision for income taxes	1,040	512	528	103%

Net income	$1,694	$968	$726	75%

Gross profit on net payment processing revenues	$5,546	$3,335	$2,211	66%
Gross profit on net hardware, software and installation revenues	1,250	1,101	149	14%
Gross profit on net service revenues	808	785	23	3%

Total gross profit	$7,604	$5,221	$2,383	46%

Gross margin on net payment processing revenues	96%	96%
Gross margin on net hardware, software and installation revenues	48%	48%
Gross margin on net service revenues	55%	55%
Gross margin on total net revenues	77%	73%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands, except in reference to the number of X-Charge accounts)
Significant Trends
X-Charge payment processing business continued to be the primary source of our profit and revenue. X-Charge payment processing revenues for the three months ended December 31, 2007 increased 67% from the corresponding period of the preceding fiscal year. X-Charge payment processing revenues represent our largest revenue source.
Net income for the three months ended December 31, 2007 increased 75%, compared to the corresponding quarter of the preceding fiscal year, primarily due to the high margin, recurring X-Charge payment processing revenues.
System revenues for the three months ended December 31, 2007 increased 13%, from the three months ended December 31, 2006, resulting from an increase in hardware and software sales.
Service revenues for the three months ended December 31, 2007 increased 4%, from the corresponding period of the prior fiscal year, primarily due to an increase in i.STAR web hosting service revenue.
Revenues
Our revenues consist of X-Charge payment processing revenues, system revenues (consisting of computer hardware, licensing of computer software, and installation and training), and post contract customer support service revenues. Total revenues for the three months ended December 31, 2007 increased 37% to $9,845 from $7,172 for the three months ended December 31, 2006.
Payment processing revenues for the three months ended December 31, 2007 increased 67% to $5,785 from $3,465 for the corresponding period of the preceding fiscal year. The increase in payment processing revenues was due to an increase in the number of new payment processing accounts.
System revenues for the three months ended December 31, 2007 increased 13% to $2,581 from $2,285 for the corresponding period of last fiscal year, as a result of an increase in hardware and software sales.
Service revenues for the three months ended December 31, 2007 increased 4% to $1,479 from $1,422 for the three months ended December 31, 2006. The increase in service revenues was primarily due to an increase in i.STAR web hosting service revenue.
Gross Margin
Gross margin on total net revenues for the three months ended December 31, 2007 increased to 77%, compared to 73% for the three months ended December 31, 2006. The increase in gross margin was primarily due to an increase in high margin, recurring X-Charge payment processing revenues.
Gross margin on payment processing revenues for the three months ended December 31, 2007 was flat at 96%, compared to the three months ended December 31, 2006. Gross margin on system revenues and service revenues for the three months ended December 31, 2007 both remained consistent at 48% and 55%, respectively, compared to the three months ended December 31, 2006.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 2007 increased $1,104 to $4,767, or 48% of net revenues, from $3,663, or 51% of net revenues, for the three months ended December 31, 2006. The increase in selling, general and administrative expenses for the three months ended December 31, 2007 was primarily due to the increase in commissions expense related to higher payment processing revenues, higher payroll costs related to an increase in administrative and sales personnel required for X-Charge revenue growth, and higher employee benefit costs.
Research and Development Expenses
Research and development expenses expressed as a percentage of net revenues was flat at 5% for the three months ended December 31, 2007, compared the corresponding period ended December 31, 2006. Research and development expenses were $464 for the three months ended December 31, 2007, compared to $383 for the three months ended December 31, 2006. The increase was primarily due to an increase in salaries expense as a result of a decrease in capitalized software costs and hiring of Vice President of Software Development. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes for the three months ended December 31, 2007 was $1,040, compared to $512 for the three months ended December 31, 2006. The effective tax rate for the three months ended December 31, 2007 was 38%, compared to 35% for the three months ended December 31, 2006. The increase in effective tax rate was due to a change in the application of R&D credit.
Net Income
Net income for the three months ended December 31, 2007 increased 75% to $1,694 from $968 for the three months ended December 31, 2006. The increase in net income was primarily due to the increase in high margin, recurring X-Charge payment processing revenues.
LIQUIDITY AND CAPITAL RESOURCES
In the last several years, we have financed our operations almost entirely from the cash flow generated from operations. Net income was the primary source of our increase in cash provided from operations. Our cash and cash equivalents plus marketable securities totaled $28,625 on December 31, 2007, compared to $28,435 on September 30, 2007. The increase resulted primarily from cash provided from operating activities. During the three months ended December 31, 2007, we generated $1,176 from operations, expended $178 for fixed assets and capitalized software development, used $1,656 for marketable securities investments and $986 for dividend payments, and received $2,528 from maturity of investments and $68 from stock options exercised. During the three months ended December 31, 2006, $897 was generated from operations, $110 was used for fixed assets and capitalized software development, $1,008 was used for marketable securities investments, $594 was used for dividend payments, $1,370 was received from maturity of investments, and $244 was received from stock options exercised.
The company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the prior quarter’s results. During the three months ended December 31, 2007, the Board of Directors declared a cash dividend of $0.30 per outstanding share based on the results of the fourth quarter ended September 30, 2007. The dividend was paid on January 17, 2008 to shareholders of record on January 7, 2008.

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
At December 31, 2007 cash and cash equivalents plus marketable securities made up 88% of our total current assets. Our current ratio at December 31, 2007 was 6.2. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
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

PAYMENTS DUE BY PERIOD

	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Long-term debt	$—	$—	$—	$—	$—

Capital lease obligations	$—	$—	$—	$—	$—

Operating leases	$4,218	$572	$1,687	$1,043	$916

Purchase obligations	$—	$—	$—	$—	$—

Other long-term obligations	$—	$—	$—	$—	$—

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
In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements speak only as of the date of this report and are based upon the information available to us at this time. Such information is subject to change. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, including, but not limited to the following: (i) our recent growth has been due primarily to the addition of new customers for our X-Charge payment processing services and not increases in revenues from existing customers of those services; (ii) our original core business of computer system sales is in decline; (iii) the population of our target customers is declining; (iv) our stock is thinly traded; (v) we face intense competition in the retail point of sale industry; (vi) the availability and pricing of competing products; (vii) the effectiveness of our expense and cost control efforts; (viii) our ability to develop and deliver software products in a timely manner; (ix) the rate at which customers adopt our new products and services; (x) the effect of new and emerging technologies; (xi) the ability to retain and hire key personnel needed to implement business and product plans; (xii) the level or orders received that can be shipped in any quarter; and (xiii) other risks and factors detailed in our Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC. Undue reliance should not be placed on these forward-looking statements, which are current only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. If interest rates were to decrease by 10%, interest income would have decreased by $36 for the three months ended December 31, 2007. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
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
ITEM 4T. CONTROLS AND PROCEDURES
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
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.
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
10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f) Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)
10(g) Indemnification Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to the Form 10-Q filed on August 12, 2005)
10(j) Henderson, Nevada Office Lease Agreement (incorporated by reference to the Form 8-K filed on December 20, 2006)
31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CAM COMMERCE SOLUTIONS, INC. (Registrant)

Date: February 14, 2008	By:	/s/ Geoffrey D. Knapp
Geoffrey D. Knapp
Chief Executive Officer

Date: February 14, 2008	By:	/s/ Paul Caceres Jr.
Paul Caceres Jr.
Chief Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3(a)	Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).

3(b)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to the Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b)	Employment Agreement and Change in Control Agreement for Geoffrey D. Knapp, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).

10(c)	Employment Agreement and Change in Control Agreement for Paul Caceres, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998, File No. 333-57907).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f)	Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)

10(g)	Indemnification Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)

10(i)	Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to the Form 10-Q filed on August 12, 2005)

10(j)	Henderson, Nevada Office Lease Agreement (incorporated by reference to the Form 8-K filed on December 20, 2006)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.