Form 10-Q
period 2008-03-31
CAM COMMERCE SOLUTIONS INC
filed 2008-05-12
CIK 819334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 22, 2008, there were 4,136,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	MARCH 31,	SEPTEMBER 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,460	$22,047
Marketable available-for-sale securities	5,794	6,388
Accounts receivable, net	2,793	2,688
Inventories	347	295
Prepaid income taxes	1,885	—
Deferred income taxes	76	625
Other current assets	139	182

Total current assets	32,494	32,225
Property and equipment, net	770	748
Intangible assets, net	485	544
Other assets	66	72

Total assets	$33,815	$33,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$525	$713
Accrued compensation and related expenses	1,588	1,877
Deferred service revenue and customer deposits	1,537	1,622
Cash dividends payable	1,283	986
Other accrued liabilities	110	372

Total current liabilities	5,043	5,570
Liability for uncertain tax positions	58	—

Total liabilities	5,101	5,570

Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 4,134,000 shares issued and outstanding at March 31, 2008 and 4,105,000 at September 30, 2007	4	4
Capital in excess of par value	24,284	23,702
Accumulated other comprehensive loss	(17)	(2)
Retained earnings	4,443	4,315

Total stockholders’ equity	28,714	28,019

Total liabilities and stockholders’ equity	$33,815	$33,589

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007
REVENUES
Net payment processing revenues	$5,423	$3,342
Net hardware, software and installation revenues	2,144	2,576
Net service revenues	1,478	1,429

Total net revenues	9,045	7,347
COSTS AND EXPENSES
Cost of payment processing revenues	232	181
Cost of hardware, software and installation revenues (1)	1,221	1,234
Cost of service revenues (1)	665	639

Total cost of revenues	2,118	2,054
Selling, general and administrative expenses (1) (2)	4,928	3,840
Research and development expenses (1)	481	397
Interest income	(294)	(310)

Total costs and expenses	7,233	5,981

Income before provision for income taxes	1,812	1,366
Provision for income taxes	446	512

Net income	$1,366	$854

Basic net income per share	$0.33	$0.21

Diluted net income per share	$0.32	$0.20

Shares used in computing basic net income per share	4,124	4,022

Shares used in computing diluted net income per share	4,297	4,220

Cash dividends declared per common share	$0.31	$0.18

(1)	Includes share-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$3	$3
Cost of service revenues	5	5
Selling, general and administrative expenses	14	21
Research and development expenses	4	7

(2)	Includes $78 and $42 for the three months ended March 31, 2008 and 2007 respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	SIX MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007
REVENUES
Net payment processing revenues	$11,208	$6,807
Net hardware, software and installation revenues	4,725	4,861
Net service revenues	2,957	2,851

Total net revenues	18,890	14,519
COSTS AND EXPENSES
Cost of payment processing revenues	471	311
Cost of hardware, software and installation revenues (1)	2,552	2,418
Cost of service revenues (1)	1,336	1,276

Total cost of revenues	4,359	4,005
Selling, general and administrative expenses (1) (2)	9,695	7,503
Research and development expenses (1)	945	780
Interest income	(655)	(615)

Total costs and expenses	14,344	11,673

Income before provision for income taxes	4,546	2,846
Provision for income taxes	1,486	1,024

Net income	$3,060	$1,822

Basic net income per share	$0.74	$0.46

Diluted net income per share	$0.71	$0.43

Shares used in computing basic net income per share	4,117	4,001

Shares used in computing diluted net income per share	4,293	4,206

Cash dividends declared per common share	$0.61	$0.34

(1)	Includes share-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$6	$6
Cost of service revenues	9	10
Selling, general and administrative expenses	32	44
Research and development expenses	8	14

(2)	Includes $156 and $84 for the six months ended March 31, 2008 and 2007 respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007
Operating activities:
Net income	$3,060	$1,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	325
Provision for doubtful accounts	(8)	9
Change in deferred income taxes	1,498	1,024
Share-based compensation	55	74
Excess tax benefits from share-based payment arrangements	(397)	(496)
Changes in operating assets and liabilities:
Accounts receivable	(97)	(271)
Inventories	(52)	83
Other assets	50	(172)
Accounts payable	(188)	69
Accrued compensation and related expenses	(289)	(5)
Deferred service revenue and customer deposits	(85)	237
Income taxes	(3,034)	(376)
Other accrued liabilities	(1)	(25)

Cash provided by operating activities	831	2,298

Cash flows from investing activities:
Purchase of property and equipment	(187)	(108)
Capitalized software development costs	(95)	(159)
Purchase of marketable securities	(3,407)	(1,744)
Proceeds from maturity of marketable securities	3,965	2,035

Cash provided by investing activities	276	24

Cash flows from financing activities:
Proceeds from exercise of stock options	130	390
Excess tax benefits from share-based payment arrangements	397	496
Dividends paid on common stock	(2,221)	(1,237)

Cash used in financing activities	(1,694)	(351)

Net increase (decrease) in cash and cash equivalents	(587)	1,971
Cash and cash equivalents at beginning of period	22,047	15,196

Cash and cash equivalents at end of period	$21,460	$17,167

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three and six months ended March 31, 2008 and 2007 are unaudited. They have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All marketable securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable available-for-sale securities at March 31, 2008 and September 30, 2007 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The gross unrealized losses on marketable available-for-sale securities at March 31, 2008 and September 30, 2007 were $27 and $4 respectively. There were no realized gains (losses) for the three and six months ended March 31, 2008 and 2007. Amortized cost of the Company’s marketable available-for-sale securities at March 31, 2008 and September 30, 2007 were $5,750 and $6,313, respectively.
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
MARCH 31, 2008
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
Comprehensive Income
The following tables present the calculations of comprehensive income:

	THREE MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007

Net income	$1,366	$854
Unrealized gain (losses) on marketable available-for- sale securities, net of tax	(14)	6

Comprehensive income	$1,352	$860

	SIX MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007

Net income	$3,060	$1,822
Unrealized gain (losses) on marketable available-for- sale securities, net of tax	(15)	12

Comprehensive income	$3,045	$1,834

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
The Company derives revenue from the sale of computer hardware, licensing of computer software, post-contract support (“PCS”), web hosting service, installation and training services, and payment processing services. The Company recognizes payment processing revenues in the period the service is performed and reports revenue on a net basis. Revenues are primarily based on actual cash received in the following month of the period the service was performed.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
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
VSOE of fair value for PCS and web hosting service is the price the customer is required to pay since they are sold as separate options and priced independently. PCS and web hosting services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the service period.
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

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(In thousands, except per share data)
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
Unamortized capitalized software costs at March 31, 2008 and at September 30, 2007 were $485 and $544, respectively.
Amortization of capitalized software costs, charged to cost of hardware, software and installation, for the three months ended March 31, 2008 and 2007 were $76 and $74, respectively, and for the six months ended March 31, 2008 and 2007 were $154 and $142, respectively.
Use of Estimates
The preparation of financial statements in accordance with United States GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset valuations, liability for uncertain tax positions, accounting for share-based compensation, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future results of operations will be affected.
Advertising
The Company expenses the costs of advertising as incurred. Advertising expenses for the three months ended March 31, 2008 and 2007 were $117 and $148, respectively, and for the six months ended March 31, 2008 and 2007 were $216 and $298, respectively.
Shipping and Handling
Shipping and handling fees and costs are included in the Unaudited Condensed Statements of Income under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. There were no anti-dilutive options excluded from the diluted net income per share computation for the three and six months ended March 31, 2008 and 2007.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(In thousands, except per share data)
The computations of basic and diluted net income per share for the three and six months ended March 31, 2008 and 2007 are as follows:

	THREE MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007
Numerator:

Net income for basic and diluted net income per share	$1,366	$854

Denominator:
Weighted-average shares outstanding	4,124	4,022

Denominator for basic net income per share:
Weighted-average shares	4,124	4,022
Effect of dilutive securities:
Stock options	173	198

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,297	4,220

Basic net income per share	$0.33	$0.21

Diluted net income per share	$0.32	$0.20

	SIX MONTHS ENDED
	MARCH 31, 2008	MARCH 31, 2007
Numerator:

Net income for basic and diluted net income per share	$3,060	$1,822

Denominator:
Weighted-average shares outstanding	4,117	4,001

Denominator for basic net income per share:
Weighted-average shares	4,117	4,001
Effect of dilutive securities:
Stock options	176	205

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,293	4,206

Basic net income per share	$0.74	$0.46

Diluted net income per share	$0.71	$0.43

Dividends Declared
The Company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the prior quarter’s results. During the six months ended March 31, 2008, the Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

November 19, 2007	$0.30	January 7, 2008	$1,235	January 17, 2008

February 13, 2008	$0.31	April 4, 2008	$1,283	April 14, 2008
Share-Based Compensation
In 1993, the stockholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allowed for the issuance of an aggregate of 1,200

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2008
(In thousands, except per share data)
shares of the Company’s common stock. The 1993 Plan had a term of ten years. There have been 1,200 options granted under the 1993 Plan as of March 31, 2008. As of March 31, 2008, the Company had 100 shares reserved for issuance related to the options that remain outstanding under the 1993 Plan.
In April 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The plan allows for the issuance of an aggregate of 750 shares of the Company’s common stock. The term of the plan is unlimited in duration. There have been 538 options granted under the plan as of March 31, 2008. As of March 31, 2008, the Company had 442 shares reserved for issuance related to the options that remain outstanding under the 2000 Plan.
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
At March 31, 2008, there were $22 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be fully recognized in fiscal 2009.
For options exercised during the three and six months ended March 31, 2008, newly issued shares were issued.
A summary of the stock option plans at March 31, 2008 is as follows:

			WEIGHTED
		WEIGHTED	AVERAGE
	NUMBER	AVERAGE	REMAINING	AGGREGATE
	OF	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM (IN YEARS)	VALUE

Options outstanding at March 31, 2008	330	$7.35	4.1	$9,846
Options expected to vest at March 31, 2008	329	$7.33	4.1	$9,810
Options exercisable at March 31, 2008	326	$7.28	4.1	$9,737
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
MARCH 31, 2008
(In thousands, except per share data)
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
During the quarter, the Internal Revenue Service settled its audit of the Company’s federal income tax returns for the fiscal years ended September 30, 2004 and 2005. On March 14, 2008, the Company reached an audit settlement agreement with the IRS. This settlement resulted in the reversal of $244 of unrecognized tax benefits associated with Research and Development tax credits claimed by the Company, which reduced the Company’s effective tax rate for the three and six months ended March 31, 2008. Additionally, the Company reclassified approximately $112 of the FIN 48 liability to current income taxes payable related to the amount of Research and Development credits disallowed by the IRS. The Company’s remaining FIN 48 tax liability as of March 31, 2008, related to the fiscal years ended September 30, 2006 and 2007, is $58. The Company has not identified any new unrecognized tax benefits.
The Company will recognize any future accrued interest and penalties related to unrecognized tax benefits in income tax expense.
The Company is subject to U.S. federal income tax and its federal income tax returns are open to audit under the statute of limitations for the fiscal years ended September 30, 2006 and September 30, 2007. The fiscal years ended September 30, 2004 and 2005 were “effectively settled” by the IRS audit settlement noted above.
The Company is subject to income tax in California and various other state taxing jurisdictions. The Company’s state income tax returns are open to audit under the statute of limitations for the fiscal years ended September 30, 2003 through September 30, 2006.
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
OFF BALANCE SHEET ARRANGEMENTS
There were no off balance sheet arrangements as of March 31, 2008 and we do not currently have any such arrangements.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and reported amounts of net revenue and expenses during the reporting period. We regularly evaluate estimates and assumptions related to revenue recognition, receivables and inventory, capitalized software, allowances for doubtful accounts, intangible asset valuations, accounting for share-based compensation related to SFAS 123R, liability for uncertain tax positions, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:
Revenue Recognition
We derive revenue from the sale of computer hardware, licensing of computer software, post-contract customer support, web hosting service, installation and training services, and payment processing services. We recognize payment processing revenues in the period the service is performed and report revenue on a net basis. Revenues are primarily based on actual cash received in the following month of the period the service was performed.
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
VSOE of fair value for post-contract support (“PCS”) and web hosting service is the price the customer is required to pay since they are sold as separate options and priced independently. PCS and web hosting services are billed on a monthly basis and recorded as revenue in the applicable month, or on an annual basis with the revenue being deferred and recognized ratably over the service period.
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
During the quarter, the Internal Revenue Service settled its audit of our federal income tax returns for the fiscal years ended September 30, 2004 and 2005. On March 14, 2008, we reached an audit settlement agreement with the IRS. This settlement resulted in the reversal of $244 of unrecognized tax benefits associated with Research and Development tax credits, which reduced our effective tax rate for the three and six months ended March 31, 2008. Additionally, we reclassified approximately $112 of the FIN 48

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
liability to current income taxes payable related to the amount of Research and Development credits disallowed by the IRS. Our remaining FIN 48 tax liability as of March 31, 2008, related to the fiscal years ended September 30, 2006 and 2007, is $58. We have not identified any new unrecognized tax benefits, and do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
RESULTS OF OPERATIONS
The following tables summarize the results of our operations for the three and six months ended March 31, 2008 compared to the three and six months ended March 31, 2007.

	Three months ended March 31,		Variance
	2008	2007	Amount	%

Net payment processing revenues	$5,423	$3,342	$2,081	62%
Net hardware, software and installation revenues	2,144	2,576	(432)	(17%)
Net service revenues	1,478	1,429	49	3%

Total net revenues	9,045	7,347	1,698	23%
Cost of payment processing revenues	232	181	51	28%
Cost of hardware, software and installation revenues	1,221	1,234	(13)	(1%)
Cost of service revenues	665	639	26	4%

Total cost of revenues	2,118	2,054	64	3%
Selling, general and administrative expenses	4,928	3,840	1,088	28%
Research and development expenses	481	397	84	21%
Interest income	(294)	(310)	(16)	(5%)

Total costs and expenses	7,233	5,981	1,252	21%

Income before provision for income taxes	1,812	1,366	446	33%
Provision for income taxes	446	512	(66)	(13%)

Net income	$1,366	$854	$512	60%

Gross profit on net payment processing revenues	$5,191	$3,161	$2,030	64%
Gross profit on net hardware, software and installation revenues	923	1,342	(419)	(31%)
Gross profit on net service revenues	813	790	23	3%

Total gross profit	$6,927	$5,293	$1,634	31%

Gross margin on net payment processing revenues	96%	95%
Gross margin on net hardware, software and installation revenues	43%	52%
Gross margin on net service revenues	55%	55%
Gross margin on total net revenues	77%	72%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

	Six months ended March 31,		Variance
	2008	2007	Amount	%

Net payment processing revenues	$11,208	$6,807	$4,401	65%
Net hardware, software and installation revenues	4,725	4,861	(136)	(3%)
Net service revenues	2,957	2,851	106	4%

Total net revenues	18,890	14,519	4,371	30%
Cost of payment processing revenues	471	311	160	51%
Cost of hardware, software and installation revenues	2,552	2,418	134	6%
Cost of service revenues	1,336	1,276	60	5%

Total cost of revenues	4,359	4,005	354	9%
Selling, general and administrative expenses	9,695	7,503	2,192	29%
Research and development expenses	945	780	165	21%
Interest income	(655)	(615)	40	7%

Total costs and expenses	14,344	11,673	2,671	23%

Income before provision for income taxes	4,546	2,846	1,700	60%
Provision for income taxes	1,486	1,024	462	45%

Net income	$3,060	$1,822	$1,238	68%

Gross profit on net payment processing revenues	$10,737	$6,496	$4,241	65%
Gross profit on net hardware, software and installation revenues	2,173	2,443	(270)	(11%)
Gross profit on net service revenues	1,621	1,575	46	3%

Total gross profit	$14,531	$10,514	$4,017	38%

Gross margin on net payment processing revenues	96%	95%
Gross margin on net hardware, software and installation revenues	46%	50%
Gross margin on net service revenues	55%	55%
Gross margin on total net revenues	77%	72%
Significant Trends
We continued our trend of improving earning results, primarily as a result of our high margin, recurring X-Charge payment processing revenues. X-Charge payment processing revenues for the three and six months ended March 31, 2008 increased 62% and 65%, respectively, from the corresponding periods of the preceding fiscal year.
Net income for the three and six months ended March 31, 2008 increased 60% and 68%, respectively, compared to the corresponding periods of the preceding fiscal year.
System revenues for the three and six months ended March 31, 2008 decreased 17% and 3%, respectively, compared to the three and six months ended March 31, 2007. This was primarily due to a decrease in software sales.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Service revenues for the three and six months ended March 31, 2008 increased 3% and 4%, respectively, from the corresponding periods of the prior fiscal year, primarily due to an increase in i.STAR web hosting service revenue.
Revenues
Our revenues consist of X-Charge payment processing revenues, system revenues (consisting of computer hardware, licensing of computer software, and installation and training), and post-contract customer support service revenues. Total revenues for the three and six months ended March 31, 2008 increased $1,698, or 23%, and $4,371, or 30%, respectively, compared to the three and six months ended March 31, 2007.
Payment processing revenues for the three months ended March 31, 2008 increased 62% to $5,423, from $3,342 for the corresponding period of the preceding fiscal year. Payment processing revenues for the six months ended March 31, 2008 increased 65% to $11,208, from $6,807 for the six months ended March 31, 2007. The increase in payment processing revenues was primarily due to an increase in the number of new payment processing accounts.
System revenues for the three months ended March 31, 2008 decreased 17% to $2,144, from $2,576 for the corresponding period of last fiscal year. System revenues for the six months ended March 31, 2008 decreased 3% to $4,725, from $4,861 for the same period of last fiscal year. This was primarily due to a decrease in software sales.
Service revenues for the three months ended March 31, 2008 increased 3% to $1,478, from $1,429 for the three months ended March 31, 2007. Service revenues for the six months ended March 31, 2008 increased 4% to $2,957, from $2,851 for the corresponding period of last fiscal year. The increase in service revenues was primarily due to an increase in i.STAR web hosting service revenue.
Gross Margin
Gross margin on total net revenues for the three and six months ended March 31, 2008 were both 77%, compared to 72% for both the three and six months ended March 31. 2007. The increase in gross margin was primarily due to an increase in high margin, recurring X-Charge payment processing revenues.
Gross margin on payment processing revenues for the three and six months ended March 31, 2008 both increased slightly to 96%, from 95% for both the three and six months ended March 31, 2007. Gross margin on system revenues for the three months ended March 31, 2008 decreased to 43%, from 52% for the corresponding quarter ended March 31, 2007. Gross margin on system revenues for the six months ended March 31, 2008 decreased to 46%, from 50% for the corresponding period of last fiscal year. The decrease in gross margin on system revenues was a result of a decrease in software sales, which generate higher gross profit margins than hardware sales. Gross margin on service revenues for the three and six months ended March 31, 2008 both remained consistent at 55%, compared to the three and six months ended March 31, 2007.
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 increased $1,088 to $4,928, or 54% of net revenues, from $3,840, or 52% of net revenues, for the three months ended March 31, 2007. Selling, general and administrative expenses for the six months ended March 31, 2008 increased $2,192 to $9,695, or 51% of net revenues, from $7,503, or 52% of net revenues, for the same period of last fiscal year. The increase in selling, general and administrative expenses for the three and six months ended March 31, 2008 was primarily due to the

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
increase in commissions expense related to higher payment processing revenues, higher payroll costs related to an increase in administrative and sales personnel required for X-Charge revenue growth, and higher trade show expenses.
Research and Development Expenses
Research and development expenses expressed as a percentage of net revenues was flat at 5% for both the three and six months ended March 31, 2008, compared the corresponding periods ended March 31, 2007. Research and development expenses for the three and six months ended March 31, 2008 were $481 and $945, respectively, compared to $397 and $780 for the three and six months ended March 31, 2007, respectively. The increase was primarily due to an increase in salaries expense as a result of a decrease in capitalized software costs and hiring of Vice President of Software Development. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes for the three and six months ended March 31, 2008 were $446 and $1,486, respectively, compared to $512 and $1,024 for the three and six months ended March 31, 2007, respectively. The provision for income tax taxes for the three and six month periods ended March 31, 2008 included a $244 tax benefit due to the reversal of an uncertain tax position liability. The reversal was the result of a favorable audit settlement with the Internal Revenue Service concerning R&D credits. The effective tax rate for the three and six months ended March 31, 2008 were 25% and 33%, respectively, compared to 37% and 36% for the three and six months ended March 31, 2007, respectively. The decrease in effective tax rate was a result of the $244 tax benefit due to the reversal of an uncertain tax position liability.
Net Income
Net income for the three months ended March 31, 2008 increased 60% to $1,366, from $854 for the three months ended March 31, 2007. Net income for the six months ended March 31, 2008 increased 68% to $3,060, from $1,822 for the same period of last fiscal year. The increase in net income was primarily due to the increase in high margin, recurring X-Charge payment processing revenues.
LIQUIDITY AND CAPITAL RESOURCES
In the last several years, we have financed our operations almost entirely from the cash flow generated from operations. Net income was the primary source of our increase in cash provided from operations. Our cash and cash equivalents plus marketable securities totaled $27,254 on March 31, 2008, compared to $28,435 on September 30, 2007. The decrease resulted primarily from cash used for quarterly cash dividends and estimated income tax payments. During the six months ended March 31, 2008, we generated $831 from operations, expended $282 for fixed assets and capitalized software development, used $3,407 for marketable securities investments and $2,221 for dividend payments, and received $3,965 from maturity of investments and $130 from stock options exercised. During the six months ended March 31, 2007, $2,298 were generated from operations, $267 were used for fixed assets and capitalized software development, $1,744 were used for marketable securities investments, $1,237 were used for dividend payments, $2,035 were received from maturity of investments, and $390 were received from stock options exercised.
The company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the prior quarter’s results. During the six months ended March 31, 2008, the Board of Directors declared the following dividends:

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
November 19, 2007	$0.30	January 7, 2008	$1,235	January 17, 2008
February 13, 2008	$0.31	April 4, 2008	$1,283	April 14, 2008
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
At March 31, 2008 cash and cash equivalents plus marketable securities made up 84% of our total current assets. Our current ratio at March 31, 2008 was 6.4. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
Inflation
Inflation has not had a material impact on our operations in the past, but this could change in the future.
Contracts and Commitments
On December 19, 2006, we signed a lease agreement with our Chief Executive Officer, Geoffrey D. Knapp, for approximately 20,500 square feet of office space in Henderson, Nevada. The building houses our research and development, marketing, inside sales and support employees. The lease is for a ten-year term that commences upon the completion of the building expansion space, which occurred on April 13, 2007. The initial rent of $25,949 per month is subject to annual percentage increases equal to the increases, if any, in the Consumer Price Index. No rent adjustment, however, shall be less than two percent (2%) nor greater than four percent (4%). Our audit committee has reviewed and approved this related party lease, finding that the lease is on terms no less favorable than those generally available.
The following table summarizes payment obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term obligations for the remaining periods of the current fiscal year and future fiscal years.

PAYMENTS DUE BY PERIOD
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	$—	$—	$—	$—	$—
Operating leases	$4,051	$391	$1,701	$1,043	$916
Purchase obligations	$—	$—	$—	$—	$—
Other long-term obligations	$—	$—	$—	$—	$—
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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. If interest rates were to decrease by 10%, interest income would have decreased by $66 for the six months ended March 31, 2008. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
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
ITEM 4T. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CAM COMMERCE SOLUTIONS, INC. (Registrant)
Date: May 12, 2008	By /s/ Geoffrey D. Knapp
Geoffrey D. Knapp
Chief Executive Officer

Date: May 12, 2008	By /s/ Paul Caceres Jr.
Paul Caceres Jr.
Chief Financial and Accounting Officer

Exhibit Index

3(a)	Certification of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3(a) to the 1988 Annual Report on Form 10-K filed on January 12, 1989).

3(b)	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3(b) to the Form 10-Q for the period ended March 31, 2004, filed on May 13, 2004).

10(a)	1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 21, 1993).

10(b)	Employment Agreement and Change in Control Agreement for Geoffrey D. Knapp, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).

10(c)	Employment Agreement and Change in Control Agreement for Paul Caceres, amended on December 20, 2006, (incorporated by reference to the Form 8-K, filed on December 20, 2006).

10(d)	Amendment to 1993 Stock Option Plan (incorporated by reference to the exhibits on Form S-8 Registration Statement filed on June 26, 1998, File No. 333-57907).

10(e)	2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).

10(f)	Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)

10(g)	Indemnification Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)

10(h)	Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)

10(i)	Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to the Form 10-Q filed on August 12, 2005)

10(j)	Henderson, Nevada Office Lease Agreement (incorporated by reference to the Form 8-K filed on December 20, 2006)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.