Form 10-Q
period 2008-06-30
CAM COMMERCE SOLUTIONS INC
filed 2008-08-14
CIK 819334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of July 21, 2008, there were 4,149,000 shares of common stock outstanding.

CAM COMMERCE SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAM COMMERCE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	JUNE 30,	SEPTEMBER 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,742	$22,047
Marketable available-for-sale securities	4,843	6,388
Accounts receivable, net	3,266	2,688
Inventories	272	295
Prepaid income taxes	905	—
Deferred income taxes	607	625
Other current assets	180	182

Total current assets	32,815	32,225
Property and equipment, net	724	748
Intangible assets, net	1,375	544
Other assets	40	72

Total assets	$34,954	$33,589

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$768	$713
Accrued compensation and related expenses	1,979	1,877
Deferred service revenue and customer deposits	1,569	1,622
Cash dividends payable	1,287	986
Other accrued liabilities	141	372

Total current liabilities	5,744	5,570
Liability for uncertain tax positions	110	—

Total liabilities	5,854	5,570

Commitments
Stockholders’ equity:
Common stock, $0.001 par value; 12,000,000 shares authorized, 4,148,000 shares issued and outstanding at June 30, 2008 and 4,105,000 at September 30, 2007	4	4
Capital in excess of par value	24,654	23,702
Accumulated other comprehensive loss	(2)	(2)
Retained earnings	4,444	4,315

Total stockholders’ equity	29,100	28,019

Total liabilities and stockholders’ equity	$34,954	$33,589

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	THREE MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007
REVENUES
Net payment processing revenues	$6,530	$4,322
Net hardware, software and installation revenues	2,504	2,755
Net service revenues	1,455	1,421

Total net revenues	10,489	8,498
COSTS AND EXPENSES
Cost of payment processing revenues	274	191
Cost of hardware, software and installation revenues (1)	1,305	1,287
Cost of service revenues (1)	620	643

Total cost of revenues	2,199	2,121
Selling, general and administrative expenses (1) (2)	5,938	4,288
Research and development expenses (1)	510	398
Interest income	(219)	(329)

Total costs and expenses	8,428	6,478

Income before provision for income taxes	2,061	2,020
Provision for income taxes	774	753

Net income	$1,287	$1,267

Basic net income per share	$0.31	$0.31

Diluted net income per share	$0.30	$0.30

Shares used in computing basic net income per share	4,139	4,050

Shares used in computing diluted net income per share	4,295	4,241

Cash dividends declared per common share	$0.31	$0.20

(1)	Includes share-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$1	$3
Cost of service revenues	2	5
Selling, general and administrative expenses	7	21
Research and development expenses	4	7

(2)	Includes $81 and $73 for the three months ended June 30, 2008 and 2007 respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

	NINE MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007
REVENUES
Net payment processing revenues	$17,738	$11,129
Net hardware, software and installation revenues	7,229	7,616
Net service revenues	4,412	4,272

Total net revenues	29,379	23,017
COSTS AND EXPENSES
Cost of payment processing revenues	745	502
Cost of hardware, software and installation revenues (1)	3,857	3,705
Cost of service revenues (1)	1,956	1,919

Total cost of revenues	6,558	6,126
Selling, general and administrative expenses (1) (2)	15,633	11,791
Research and development expenses (1)	1,455	1,178
Interest income	(874)	(944)

Total costs and expenses	22,772	18,151

Income before provision for income taxes	6,607	4,866
Provision for income taxes	2,260	1,777

Net income	$4,347	$3,089

Basic net income per share	$1.05	$0.77

Diluted net income per share	$1.01	$0.73

Shares used in computing basic net income per share	4,124	4,017

Shares used in computing diluted net income per share	4,294	4,217

Cash dividends declared per common share	$0.92	$0.54

(1)	Includes share-based employee compensation expense as follows:

Cost of hardware, software and installation revenues	$7	$9
Cost of service revenues	11	15
Selling, general and administrative expenses	39	65
Research and development expenses	12	21

(2)	Includes $237 and $157 for the nine months ended June 30, 2008 and 2007 respectively, for building rent to a related party, Geoff Knapp, officer and director of CAM Commerce.
See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007
Operating activities:
Net income	$4,347	$3,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	500	471
Provision for doubtful accounts	37	(18)
Change in deferred income taxes	2,260	1,778
Share-based compensation	69	110
Excess tax benefits from share-based payment arrangements	(528)	(795)
Changes in operating assets and liabilities:
Accounts receivable	(615)	(650)
Inventories	23	148
Other assets	12	(73)
Accounts payable	55	54
Accrued compensation and related expenses	102	400
Deferred service revenue and customer deposits	(53)	160
Income taxes	(3,076)	(571)
Other accrued liabilities	30	(9)

Cash provided by operating activities	3,163	4,094

Cash flows from investing activities:
Purchase of property and equipment	(220)	(347)
Capitalized software development costs	(146)	(300)
Purchase of payment processing portfolio	(941)	—
Purchase of marketable securities	(3,868)	(3,014)
Proceeds from maturity of marketable securities	5,413	3,320

Cash provided (used) by investing activities	238	(341)

Cash flows from financing activities:
Proceeds from exercise of stock options	269	533
Excess tax benefits from share-based payment arrangements	528	795
Dividends paid on common stock	(3,503)	(1,963)

Cash used in financing activities	(2,706)	(635)

Net increase in cash and cash equivalents	695	3,118
Cash and cash equivalents at beginning of period	22,047	15,196

Cash and cash equivalents at end of period	$22,742	$18,314

See accompanying notes.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
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
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Presentation of Condensed Financial Statements
The accompanying financial statements of the Company as of and for the three and nine months ended June 30, 2008 and 2007 are unaudited. They have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The condensed financial statements and notes are presented as permitted by Form 10-Q and, therefore, should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.
Cash Equivalents
Cash equivalents represent highly liquid investments with original maturities of three months or less.
Marketable Securities
All marketable securities are considered to be available-for-sale and are carried at fair value. Management determines the classification at the time of purchase and re-evaluates its appropriateness at each balance sheet date. The Company’s marketable available-for-sale securities at June 30, 2008 and September 30, 2007 consisted of debt instruments and certificates of deposit that bear interest at various rates and mature in two years or less. The gross unrealized losses on marketable available-for-sale securities at June 30, 2008 and September 30, 2007 were $3 and $4 respectively. There were no realized gains (losses) for the three and nine months ended June 30, 2008 and 2007. Amortized cost of the Company’s marketable available-for-sale securities at June 30, 2008 and September 30, 2007 were $4,773 and $6,313, respectively.
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
JUNE 30, 2008
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
Comprehensive Income
The following tables present the calculations of comprehensive income:

	THREE MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007

Net income	$1,287	$1,267
Unrealized gain (losses) on marketable available-for- sale securities, net of tax	15	3

Comprehensive income	$1,302	$1,270

	NINE MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007

Net income	$4,347	$3,089
Unrealized gain (losses) on marketable available-for- sale securities, net of tax	—	15

Comprehensive income	$4,347	$3,104

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
The Company derives revenue from the sale of computer hardware, licensing of computer software, post-contract support (“PCS”), web hosting service, installation and training services, and payment processing services. The Company recognizes payment processing revenues in the period the service is performed and reports revenue on a net basis. Revenues are primarily based on actual cash received in the month following the period the service was performed.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
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
JUNE 30, 2008
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
Unamortized capitalized software costs at June 30, 2008 and at September 30, 2007 were $460 and $544, respectively.
Amortization of capitalized software costs, charged to cost of hardware, software and installation, for the three months ended June 30, 2008 and 2007 were $76 and $68, respectively, and for the nine months ended June 30, 2008 and 2007 were $230 and $210, respectively.
In May 2008, the Company purchased a payment processing portfolio for a total price of $941. The portfolio consisted of payment processing accounts. The cost of the purchase was capitalized as an intangible asset and is being amortized on the straight-line method over an estimated 6-year useful live based on projected range of lives of the merchant accounts.
Amortization of payment processing portfolio cost, charged to cost of payment processing, for the three months ended June 30, 2008 were $26.
Use of Estimates
The preparation of financial statements in accordance with United States GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of net revenue and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, receivables and inventory, capitalized payment processing portfolio, capitalized software, allowances for doubtful accounts, intangible asset valuations, liability for uncertain tax positions, accounting for share-based compensation, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future results of operations will be affected.
Advertising
The Company expenses the costs of advertising as incurred. Advertising expenses for the three months ended June 30, 2008 and 2007 were $68 and $157, respectively, and for the nine months ended June 30, 2008 and 2007 were $284 and $455, respectively.
Shipping and Handling
Shipping and handling fees and costs are included in the Unaudited Condensed Statements of Income under the line items titled “Net hardware, software and installation revenues” and “Cost of hardware, software and installation revenues.”

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
(In thousands, except per share data)
Net Income Per Share
Basic net income per share is based upon the weighted average number of common shares outstanding for each period presented. Diluted net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding for each period presented. Common equivalent shares include stock options assuming conversion under the treasury stock method. Common equivalent shares are excluded from diluted net income per share if their effect is anti-dilutive. There were no anti-dilutive options excluded from the diluted net income per share computation for the three and nine months ended June 30, 2008 and 2007.
The computations of basic and diluted net income per share for the three and nine months ended June 30, 2008 and 2007 are as follows:

	THREE MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007
Numerator:
Net income for basic and diluted net income per share	$1,287	$1,267

Denominator:
Weighted-average shares outstanding	4,139	4,050

Denominator for basic net income per share:
Weighted-average shares	4,139	4,050
Effect of dilutive securities:
Stock options	156	191

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,295	4,241

Basic net income per share	$0.31	$0.31

Diluted net income per share	$0.30	$0.30

	NINE MONTHS ENDED
	JUNE 30, 2008	JUNE 30, 2007
Numerator:
Net income for basic and diluted net income per share	$4,347	$3,089

Denominator:
Weighted-average shares outstanding	4,124	4,017

Denominator for basic net income per share:
Weighted-average shares	4,124	4,017
Effect of dilutive securities:
Stock options	170	200

Denominator for diluted net income per share:
Weighted average shares and assumed conversions	4,294	4,217

Basic net income per share	$1.05	$0.77

Diluted net income per share	$1.01	$0.73

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
(In thousands, except per share data)
Dividends Declared
The Company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the prior quarter’s results. During the nine months ended June 30, 2008, the Board of Directors declared the following dividends:

	Per Share
Declaration Date	Dividend	Record Date	Total Amount	Payment Date
November 19, 2007	$0.30	January 7, 2008	$1,235	January 17, 2008
February 13, 2008	$0.31	April 4, 2008	$1,283	April 14, 2008
April 30, 2008	$0.31	July 3, 2008	$1,287	July 14, 2008
Share-Based Compensation
In 1993, the stockholders of the Company approved the Company’s 1993 Stock Option Plan (the “1993 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The 1993 Plan allowed for the issuance of an aggregate of 1,200 shares of the Company’s common stock. The 1993 Plan had a term of ten years. There have been 1,200 options granted under the 1993 Plan as of June 30, 2008. As of June 30, 2008, the Company had 100 shares reserved for issuance related to the options that remain outstanding under the 1993 Plan.
In April 2000, the Company’s Board of Directors approved the Company’s 2000 Stock Option Plan (the “2000 Plan”) under which nonstatutory options may be granted to key employees and individuals who provide services to the Company, at an exercise price not less than the fair market value of the stock at the date of grant, and expire ten years from the date of grant. The options are exercisable based on vesting periods as determined by the Board of Directors. The plan allows for the issuance of an aggregate of 750 shares of the Company’s common stock. The term of the plan is unlimited in duration. There have been 538 options granted under the plan as of June 30, 2008. As of June 30, 2008, the Company had 429 shares reserved for issuance related to the options that remain outstanding under the 2000 Plan.
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
At June 30, 2008, there were $9 of total unrecognized compensation cost related to unvested stock options. This cost is expected to be fully recognized in fiscal 2009.
For options exercised during the three and nine months ended June 30, 2008, newly issued shares were issued.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
(In thousands, except per share data)
A summary of the stock option plans at June 30, 2008 is as follows:

			WEIGHTED AVERAGE
			REMAINING	AGGREGATE
	NUMBER OF	WEIGHTED AVERAGE	CONTRACTUAL TERM	INTRINSIC
	OPTIONS	EXERCISE PRICE	(IN YEARS)	VALUE
Options outstanding at June 30, 2008	317	$7.24	3.8	$10,287
Options expected to vest at June 30, 2008	316	$7.23	3.8	$10,271
Options exercisable at June 30, 2008	315	$7.21	3.8	$10,237
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
During the year, the Internal Revenue Service (“IRS”) settled its audit of the Company’s federal income tax returns for the years ended September 30, 2004 and 2005. On March 14, 2008, the Company reached an audit settlement agreement with the IRS. This settlement resulted in the reversal of $244 of unrecognized tax benefits associated with research and development tax credits claimed by the Company, which reduced the Company’s effective tax rate for the three and nine months ended June 30, 2008. Additionally, the Company reclassified approximately $112 of the FIN 48 liability to current income taxes payable related to the amount of research and development credits disallowed by the IRS. The Company’s remaining FIN 48 tax liability as of June 30, 2008, related to the years ended September 30, 2006 and 2007, is $110. The Company has not identified any new unrecognized tax benefits.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008, the Company had approximately $4 in accrued interest and penalties which is included as a component of the $110 unrecognized tax benefit noted above.
The Company is subject to U.S. federal income tax and its federal income tax returns are open to audit under the statute of limitations for the years ended September 30, 2006 and September 30, 2007. The fiscal years ended September 30, 2004 and 2005 were settled by the IRS audit settlement noted above.

CAM COMMERCE SOLUTIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008
(In thousands, except per share data)
The Company is subject to income tax in California and various other state taxing jurisdictions. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended September 30, 2003 through September 30, 2006.
The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
DEFINITIVE MERGER AGREEMENT
In June 2008, the Company entered into a definitive merger agreement under which an affiliate of Great Hill Partners (“GHP”), a leading private equity investment firm, will acquire all of the issued and outstanding shares of the Company’s Common Stock for $40.50 per share. The transaction will result in an equity value for the Company of approximately $180 million.
The Company’s Board of Directors and GHP have approved the transaction, which is subject to approval by the stockholders of the Company, the expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 and satisfaction of other customary closing conditions. The transaction is not subject to any financing contingency. A special meeting of the Company’s stockholders to consider and vote on the proposed merger will be held on August 14, 2008, consistent with the requirements of the Securities and Exchange Commission, The Nasdaq Stock Market and Delaware law. A definitive proxy statement for this special meeting was filed on Form DEFM14A on July 14, 2008. The transaction is expected to close in the fourth quarter of the Company’s fiscal year ending September 30, 2008.

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
OFF BALANCE SHEET ARRANGEMENTS
There were no off balance sheet arrangements as of June 30, 2008 and we do not currently have any such arrangements.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
DEFINITIVE MERGER AGREEMENT
In June 2008, we entered into a definitive merger agreement under which an affiliate of Great Hill Partners (“GHP”), a leading private equity investment firm, will acquire all of the issued and outstanding shares of our Common Stock for $40.50 per share. The transaction will result in an equity value for us of approximately $180 million.
Our Board of Directors and GHP have approved the transaction, which is subject to approval by our stockholders, the expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 and satisfaction of other customary closing conditions. The transaction is not subject to any financing contingency. A special meeting of our stockholders to consider and vote on the proposed merger will be held on August 14, 2008, consistent with the requirements of the Securities and Exchange Commission (“SEC”), The Nasdaq Stock Market and Delaware law. A definitive proxy statement for this special meeting was filed on Form DEFM14A on July 14, 2008. The transaction is expected to close in the fourth quarter of our fiscal year ending September 30, 2008.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and reported amounts of net revenue and expenses during the reporting period. We regularly evaluate estimates and assumptions related to revenue recognition, receivables and inventory, capitalized payment processing portfolio, capitalized software, allowances for doubtful accounts, intangible asset valuations, accounting for share-based compensation related to SFAS 123R, liability for uncertain tax positions, and other contingencies. The estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements:
Revenue Recognition
We derive revenue from the sale of computer hardware, licensing of computer software, post-contract customer support, web hosting service, installation and training services, and payment processing services. We recognize payment processing revenues in the period the service is performed and report revenue on a net basis. Revenues are primarily based on actual cash received in the month following the period the service was performed.
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
Capitalized Software and Payment Processing Portfolio Costs
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
We capitalized the cost of payment processing portfolio purchase and will amortize the cost on a straight-line method over an estimated 6-year useful life based on projected range of lives of the merchant accounts. The portfolio consisted of payment processing accounts.
The value of our capitalized software and payment processing portfolio costs could be impacted by future adverse changes such as (i) any future declines in our operating results, and (ii) any failure to meet our future performance projections. An annual impairment review will be performed if indicators of impairment exist. In the process of an annual impairment review, we use the income approach methodology of valuation that includes both the undiscounted and discounted cash flow methods as well as other generally accepted valuation methodologies to determine the fair value of our capitalized costs. Significant management judgment is required in the forecast of future operating results that are used in the discounted cash flow method of valuation. The estimates used are consistent with the plans and estimates that we use to manage our business. It is reasonably possible, however, that certain of our products will not gain or maintain market acceptance, which could result in estimates of anticipated future net revenue differing materially from those used to assess the recoverability of the capitalized costs. In that event, revenue and cost forecasts would not be achieved, and we could incur additional impairment charges.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Deferred Taxes
We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes.” We do not carry a valuation allowance for our deferred tax assets. Our deferred tax assets included research and development credits. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including projected future taxable income, and recent financial performance.
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
During the year, the Internal Revenue Service (“IRS”) settled its audit of our federal income tax returns for the fiscal years ended September 30, 2004 and 2005. On March 14, 2008, we reached an audit settlement agreement with the IRS. This settlement resulted in the reversal of $244 of unrecognized tax benefits associated with research and development tax credits, which reduced our effective tax rate for the three and nine months ended June 30, 2008. Additionally, we reclassified approximately $112 of the FIN 48 liability to current income taxes payable related to the amount of research and development credits disallowed by the IRS. Our remaining FIN 48 tax liability as of June 30, 2008, related to the fiscal years ended September 30, 2006 and 2007, is $110. We have not identified any new unrecognized tax benefits, and do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
RESULTS OF OPERATIONS
The following tables summarize the results of our operations for the three and nine months ended June 30, 2008 compared to the three and nine months ended June 30, 2007.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

	Three months ended June 30,		Variance
	2008	2007	Amount	%

Net payment processing revenues	$6,530	$4,322	$2,208	51%
Net hardware, software and installation revenues	2,504	2,755	(251)	(9%)
Net service revenues	1,455	1,421	34	2%

Total net revenues	10,489	8,498	1,991	23%
Cost of payment processing revenues	274	191	83	43%
Cost of hardware, software and installation revenues	1,305	1,287	18	1%
Cost of service revenues	620	643	(23)	(4%)

Total cost of revenues	2,199	2,121	78	4%
Selling, general and administrative expenses	5,938	4,288	1,650	38%
Research and development expenses	510	398	112	28%
Interest income	(219)	(329)	(110)	(33%)

Total costs and expenses	8,428	6,478	1,950	30%

Income before provision for income taxes	2,061	2,020	41	2%
Provision for income taxes	774	753	21	3%

Net income	$1,287	$1,267	$20	2%

Gross profit on net payment processing revenues	$6,256	$4,131	$2,125	51%
Gross profit on net hardware, software and installation revenues	1,199	1,468	(269)	(18%)
Gross profit on net service revenues	835	778	57	7%

Total gross profit	$8,290	$6,377	$1,913	30%

Gross margin on net payment processing revenues	96%	96%
Gross margin on net hardware, software and installation revenues	48%	53%
Gross margin on net service revenues	57%	55%
Gross margin on total net revenues	79%	75%

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)

	Nine months ended June 30,		Variance
	2008	2007	Amount	%

Net payment processing revenues	$17,738	$11,129	$6,609	59%
Net hardware, software and installation revenues	7,229	7,616	(387)	(5%)
Net service revenues	4,412	4,272	140	3%

Total net revenues	29,379	23,017	6,362	28%
Cost of payment processing revenues	745	502	243	48%
Cost of hardware, software and installation revenues	3,857	3,705	152	4%
Cost of service revenues	1,956	1,919	37	2%

Total cost of revenues	6,558	6,126	432	7%
Selling, general and administrative expenses	15,633	11,791	3,842	33%
Research and development expenses	1,455	1,178	277	24%
Interest income	(874)	(944)	(70)	(7%)

Total costs and expenses	22,772	18,151	4,621	25%

Income before provision for income taxes	6,607	4,866	1,741	36%
Provision for income taxes	2,260	1,777	483	27%

Net income	$4,347	$3,089	$1,258	41%

Gross profit on net payment processing revenues	$16,993	$10,627	$6,366	60%
Gross profit on net hardware, software and installation revenues	3,372	3,911	(539)	(14%)
Gross profit on net service revenues	2,456	2,353	103	4%

Total gross profit	$22,821	$16,891	$5,930	35%

Gross margin on net payment processing revenues	96%	95%
Gross margin on net hardware, software and installation revenues	47%	51%
Gross margin on net service revenues	56%	55%
Gross margin on total net revenues	78%	73%
Significant Trends
We continued our trend of improving earning results, primarily as a result of our high margin, recurring X-Charge payment processing revenues. X-Charge payment processing revenues for the three and nine months ended June 30, 2008 increased 51% and 59%, respectively, from the corresponding periods of the preceding fiscal year.
System revenues for the three and nine months ended June 30, 2008 decreased 9% and 5%, respectively, compared to the three and nine months ended June 30, 2007. This was primarily due to a decrease in software sales.
Revenues
Our revenues consist of X-Charge payment processing revenues, system revenues (consisting of computer hardware, licensing of computer software, and installation and training), and post-contract customer

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
support service revenues. Total revenues for the three and nine months ended June 30, 2008 increased $1,991, or 23%, and $6,362, or 28%, respectively, compared to the three and nine months ended June 30, 2007.
Payment processing revenues for the three months ended June 30, 2008 increased 51% to $6,530, from $4,322 for the corresponding period of the preceding fiscal year. Payment processing revenues for the nine months ended June 30, 2008 increased 59% to $17,738, from $11,129 for the nine months ended June 30, 2007. The increase in payment processing revenues was primarily due to an increase in the number of new payment processing accounts.
System revenues for the three months ended June 30, 2008 decreased 9% to $2,504, from $2,755 for the corresponding period of last fiscal year. System revenues for the nine months ended June 30, 2008 decreased 5% to $7,229, from $7,616 for the same period of last fiscal year. This was primarily due to a decrease in software sales.
Service revenues for the three months ended June 30, 2008 increased 2% to $1,455, from $1,421 for the three months ended June 30, 2007. Service revenues for the nine months ended June 30, 2008 increased 3% to $4,412, from $4,272 for the corresponding period of last fiscal year. The increase in service revenues was primarily due to an increase in i.STAR web hosting service revenue.
Gross Margin
Gross margin on total net revenues for the three and nine months ended June 30, 2008 were 79% and 78%, respectively, compared to 75% and 73% for the three and nine months ended June 30, 2007, respectively. The increase in gross margin was primarily due to an increase in high margin, recurring X-Charge payment processing revenues.
Gross margin on payment processing revenues for both the three and nine months ended June 30, 2008 were 96%, compared to 96% and 95% for the three and nine months ended June 30, 2007, respectively. Gross margin on system revenues for the three months ended June 30, 2008 decreased to 48%, from 53% for the corresponding quarter ended June 30, 2007. Gross margin on system revenues for the nine months ended June 30, 2008 decreased to 47%, from 51% for the corresponding period of last fiscal year. The decrease in gross margin on system revenues was a result of a decrease in software sales, which generate higher gross profit margins than hardware sales. Gross margin on service revenues for the three and nine months ended June 30, 2008 increased to 57% and 56%, respectively, from 55% for both the three and nine months ended June 30, 2007.
Selling, General and Administrative Expenses
Salaries, sales commissions, marketing expenses, and rent expenses represent the largest components of selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 increased $1,650 to $5,938, or 57% of net revenues, from $4,288, or 50% of net revenues, for the three months ended June 30, 2007. Selling, general and administrative expenses for the nine months ended June 30, 2008 increased $3,842 to $15,633, or 53% of net revenues, from $11,791, or 51% of net revenues, for the same period of last fiscal year. The increase in selling, general and administrative expenses for the three and nine months ended June 30, 2008 was primarily due to the increase in commissions expense related to higher payment processing revenues and higher payroll costs related to an increase in administrative and sales personnel required for X-Charge revenue growth. In the quarter ended June 30, 2008, we incurred $583 in fees related to a definitive merger agreement that was entered into during the quarter.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
Research and Development Expenses
Research and development expenses expressed as a percentage of net revenues were flat at 5% for both the three and nine months ended June 30, 2008, compared to the corresponding periods ended June 30, 2007. Research and development expenses for the three and nine months ended June 30, 2008 were $510 and $1,455, respectively, compared to $398 and $1,178 for the three and nine months ended June 30, 2007, respectively. The increase was primarily due to an increase in salaries expense as a result of a decrease in capitalized software costs and hiring of Vice President of Software Development. We continue to invest in the enhancements of new features for the existing software products of Retail Star and CAM32.
Income Taxes
Provision for income taxes for the three and nine months ended June 30, 2008 were $774 and $2,260, respectively, compared to $753 and $1,777 for the three and nine months ended June 30, 2007, respectively. The provision for income tax taxes for the nine months ended June 30, 2008 included a $244 tax benefit due to the reversal of an uncertain tax position liability. The reversal was the result of a favorable audit settlement with the Internal Revenue Service concerning research and development credits. The effective tax rate for the three and nine months ended June 30, 2008 were 38% and 34%, respectively, compared to 37% for both the three and nine months ended June 30, 2007, respectively. The decrease in effective tax rate for the nine months ended June 30, 2008 was a result of the $244 tax benefit due to the reversal of an uncertain tax position liability.
Net Income
Net income for the three months ended June 30, 2008 increased 2% to $1,287, from $1,267 for the three months ended June 30, 2007. Net income for the three months ended June 30, 2008 included $583 expenses related to a definitive merger agreement. Net income for the nine months ended June 30, 2008 increased 41% to $4,347, from $3,089 for the same period of last fiscal year. The increase in net income was primarily due to the increase in high margin, recurring X-Charge payment processing revenues.
LIQUIDITY AND CAPITAL RESOURCES
In the last several years, we have financed our operations almost entirely from the cash flow generated from operations. Net income was the primary source of our increase in cash provided from operations. Our cash and cash equivalents plus marketable securities totaled $27,585 on June 30, 2008, compared to $28,435 on September 30, 2007. The decrease resulted primarily from cash used for purchase of payment processing portfolio and estimated income tax payments. During the nine months ended June 30, 2008, we generated $3,163 from operations, expended $366 for fixed assets and capitalized software development, used $3,868 for marketable securities investments, $941 for payment processing portfolio purchase, and $3,503 for dividend payments, and received $5,413 from maturity of investments and $269 from stock options exercised. During the nine months ended June 30, 2007, $4,094 were generated from operations, $647 were used for fixed assets and capitalized software development, $3,014 were used for marketable securities investments, $1,963 were used for dividend payments, $3,320 were received from maturity of investments, and $533 were received from stock options exercised.

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
The company has a cash dividend policy, which pays stockholders a variable dividend quarterly based on the prior quarter’s results. During the nine months ended June 30, 2008, the Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
November 19, 2007	$0.30	January 7, 2008	$1,235	January 17, 2008
February 13, 2008	$0.31	April 4, 2008	$1,283	April 14, 2008
April 30, 2008	$0.31	July 3, 2008	$1,287	July 14, 2008
At June 30, 2008 cash and cash equivalents plus marketable securities made up 84% of our total current assets. Our current ratio at June 30, 2008 was 5.7. Management believes our existing working capital, coupled with funds generated from our operations will be sufficient to fund our presently anticipated working capital requirements for the foreseeable future.
Inflation
Inflation has not had a material impact on our operations in the past, but this could change in the future.
Contracts and Commitments
On December 19, 2006, we signed a lease agreement with our Chief Executive Officer, Geoffrey D. Knapp, for approximately 20,500 square feet of office space in Henderson, Nevada. The building houses our research and development, marketing, inside sales and support employees. The lease is for a ten-year term that commences upon the completion of the building expansion space, which occurred on April 13, 2007. The initial rent of $25,949 per month is subject to annual percentage increases equal to the increases, if any, in the Consumer Price Index. No rent adjustment, however, shall be less than two percent (2%) nor greater than four percent (4%). Our audit committee reviewed and approved this related party lease, finding that the lease is on terms no less favorable than those generally available.
The following table summarizes payment obligations for long-term debt, capital leases, operating leases, purchase obligations, and other long-term obligations for the remaining periods of the current fiscal year and future fiscal years.

PAYMENTS DUE BY PERIOD
		LESS THAN	1-3	3-5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	$—	$—	$—	$—	$—
Operating leases	$3,906	$196	$1,713	$1,063	$934
Purchase obligations	$—	$—	$—	$—	$—
Other long-term obligations	$—	$—	$—	$—	$—
FORWARD LOOKING STATEMENTS
All statements included or incorporated by reference in this Report, other than statements of historical fact, descriptions, or explanatory statements, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, statements concerning trends, projected revenue, expenses, gross profit, gross margin and income, our accounting estimates, assumptions and judgments, the impact of our adoption of new

CAM COMMERCE SOLUTIONS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts in thousands)
rules on accounting for goodwill and other intangible assets, and our future capital requirements. These forward-looking statements are based on our current expectation, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “potential,” “continue,” “feels,” “outlook,” “forecast,” “optimistic,” and other similar expressions, including variations or negatives of these words.
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
Interest Rate Risk
We maintain a portfolio of cash equivalents with original maturities of three months or less. Our investment securities portfolio consists of debt instruments and certificates of deposits all with current maturities of two years or less. Both portfolios are for investment, not trading purposes. Fluctuations in interest rates will have an impact on the market value of these investments. If interest rates were to decrease by 10%, interest income would have decreased by $87 for the nine months ended June 30, 2008. This risk is managed by investing in short term instruments of investment grade quality credit issuers and limiting the amount of investment in any one issuer. We have no current or long term debt or outstanding lines of credit.
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

PART II . OTHER INFORMATION
Item 1 Legal Proceedings
On June 16, 2008, the Company was named a defendant in an action against the Company and the individual members of its board of directors in the Delaware Court of Chancery. On July 21, 2008, the plaintiff, John Levin, amended his complaint to include new claims based on the Company’s definitive proxy and added Great Hill Partners, LLC (“GHP”) as a defendant. The amended complaint alleges, among other things, that the proposed merger was the result of an unfair process by which the Company and the members of its board of directors breached the fiduciary duties of care, loyalty, good faith, candor, and independence and that the Company’s definitive proxy statement did not contain adequate disclosures regarding the proposed transaction. The plaintiff seeks certification of the matter as a class action and an injunction prohibiting the consummation of the merger. No discovery has been produced yet in this action. On July 21, 2008, the plaintiff filed a motion for expedited discovery seeking depositions of the directors, GHP, and the Company’s financial advisor, RBC Capital Markets Corp., and document production from the defendants, GHP, and RBC on shortened time. On July 24,2008, a hearing was held on plaintiff’s motion for expedited discovery, and the Court denied the motion. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend against this action.
On July 18, 2008, the Company was named as a defendant in an action against the Company, individual members of its board of directors, and subsidiaries of GHP in Orange County Superior Court for the State of California. The complaint alleges, among other things, that the proposed merger was the result of an unfair process by which the board of directors breached their fiduciary duties of care, loyalty, good faith, candor, and independence and that the Company’s definitive proxy statement did not contain adequate disclosures regarding the proposed transaction. The plaintiffs, Leon and Rhona Schechter Trust, seek certification of the matter as a class action. On July 23, 2008, the plaintiffs presented an ex parte application for expedited discovery seeking depositions of certain directors and RBC and document production from the defendants, GHP, and RBC on shortened time. The Court denied the application at a hearing the same day. Discovery has not yet commenced. The Company believes the claims asserted in the complaint are without merit and intends to vigorously defend against this action.
Item 1A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. In June 2008, the Company entered into a definitive merger agreement under which an affiliate of Great Hill Partners, a leading private equity investment firm, will acquire all of the issued and outstanding shares of our Common Stock. This transaction is subject to the approval by the Company’s stockholders, the expiration of the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 and satisfaction of other customary closing conditions. If the transaction does not close, it could materially impact the Company’s stock price. While the transaction is pending, the trading volume and price volatility of the Company’s Common Stock could increase substantially.
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
10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).
10(f) Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)
10(g) Indemnification Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to the Form 10-Q filed on August 12, 2005)
10(j) Henderson, Nevada Office Lease Agreement (incorporated by reference to the Form 8-K filed on December 20, 2006)
10(k) Definitive Merger Agreement (incorporated by reference to Form 8-K, filed on June 9, 2008)
10(l) Definitive Special Notice and Proxy Statement (incorporated by reference to Form DEFM14A, filed on July 14, 2008)
31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAM COMMERCE SOLUTIONS, INC. (Registrant)
Date: August 14, 2008	By	/s/ Geoffrey D. Knapp
Geoffrey D. Knapp
Chief Executive Officer

Date: August 14, 2008	By	/s/ Paul Caceres Jr.
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
10(e) 2000 Stock Option Plan (incorporated by reference to Exhibit 10(i) to the 2000 Annual Report on Form 10-K filed on December 21, 2000).
10(f) Fountain Valley Office Lease Agreement (incorporated by reference to Exhibit 10(j) to the 2001 Annual Report on Form 10-K filed on December 20, 2001)
10(g) Indemnification Agreements (incorporated by reference to Form 8-K, filed on November 18, 2004)
10(h) Form of the Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 10(h) to the 2004 Annual Report on Form 10-K filed on December 21, 2004)
10(i) Fountain Valley Office Lease Extension Agreement Letter, dated May 26, 2005 (incorporated by reference to Exhibit 10(i) to the Form 10-Q filed on August 12, 2005)
10(j) Henderson, Nevada Office Lease Agreement (incorporated by reference to the Form 8-K filed on December 20, 2006)
10(k) Definitive Merger Agreement (incorporated by reference to Form 8-K, filed on June 9, 2008)
10(l) Definitive Special Notice and Proxy Statement (incorporated by reference to Form DEFM14A, filed on July 14, 2008)
31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
The Company’s SEC File No. for all SEC filings referenced, other than the S-8 filings, is 000-16569.